Form 10-Q
period 2008-10-31
Alternative Energy Partners, Inc.
filed 2008-12-22
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: October 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from:  _______  to _______

Commission file number: 333-154894

ALTERNATIVE ENERGY PARTNERS, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	26-2862564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

2400 E Commercial Boulevard, Suite 201, Fort Lauderdale, FL 33308
(Address of principal executive offices)

(954) 351-2554
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:         Yes ☒   No 0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer                                         0                                                                   Accelerated filer   0

     Non-accelerated filer                                           0                                                                   Smaller reporting company   ☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes 0   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 30, 2008, there were 22,127,000 shares of our common stock outstanding.

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets – As of October 31, 2008 (Unaudited) and July 31, 2008 (Audited)	4

Statements of Operations - For the three months ended October 31, 2008 and for the period from April 28, 2008 (inception) to October 31, 2008 (Unaudited)	5

Statements of Cash Flows – For the three months ended October 31, 2008 and for the Period from April 28, 2008 (inception) to October 31, 2008 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Item 1.  Financial Statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Financial Statements
October 31, 2008
(Unaudited)

Alternative Energy Partners, Inc.
(A Development Stage Company)
Balance Sheets

	October 31, 2008	July 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$4,057	$5,700
Total Current Assets	4,057	5,700

Total Assets	$4,057	$5,700

Stockholders' Equity

Stockholders' Equity
Common stock, $0.0001 par value, 50,000,000 shares authorized;
22,127,000 and 22,026,000 shares issued and outstanding	$2,213	$2,203
Additional paid-in capital	8,237	6,497
Deficit accumulated during the development stage	(6,393)	(3,000)
Total Stockholders' Equity	$4,057	$5,700

See accompanying notes to unaudited financial statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
		For the Period from April 28, 2008 (Inception) to October 31, 2008

	For the Three Months Ended October 31, 2008

Revenues	$-	$-

Operating Expenses
General and administrative	3,393	6,393
Total Operating Expenses	3,393	6,393

Net loss	$(3,393)	$(6,393)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	22,045,484	22,029,240

See accompanying notes to unaudited financial statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended October 31, 2008	For the period from April 28, 2008 (Inception) to October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,393)	$(6,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services rendered	1,500	1,500
Net Cash Used In Operating Activities	(1,893)	(4,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250	8,950
Net Cash Provided By Financing Activities	250	8,950

Net Increase (Decrease) in Cash	(1,643)	4,057

Cash - Beginning of Period	5,700	-

Cash - End of Period	$4,057	$4,057

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited financial statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended July 31, 2008.  The interim results for the period ended October 31, 2008 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”), was incorporated in the State of Florida on April 28, 2008.

The Company intends to become involved in the alternative energy sector.  The Company is searching to acquire emerging growth companies to meet growing demands worldwide.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at October 31, 2008 and July 31, 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At October 31, 2008 and July 31, 2008, respectively, there were no balances that exceeded the federally insured limit.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  For the period from April 28, 2008 (inception) to October 31, 2008, the Company has not issued any stock based compensation to employees since inception.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At October 31, 2008, we did not record any liabilities for uncertain tax positions.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During the fiscal year end 2009, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3,393 and net cash used in operations of $1,893 for the three months ended October 31, 2008; and a working capital deficit and stockholders’ deficit of $4,057 and a deficit accumulated during the development stage of $6,393 at October 31, 2008.  In addition, the Company is in the development stage and has not yet generated any revenues.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Stockholders’ Equity

In May 2008, the Company issued 22,000,000 shares of common stock to founders for $2,200 ($0.0001/share).

During the period May – July 2008, the Company issued 26,000 shares of common stock for $6,500 ($0.25/share), under a private placement.

During August 2008, the Company issued 1,000 shares of common stock for $250 ($0.25/share), under a private placement.

During October 2008, the Company issued 100,000 shares of common stock for services rendered for $1,500 ($0.015/share), based upon the fair value of the services provided, for consulting services.  Under EITF No. 96-18 and APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  The exchange of these non-monetary assets did not result in a gain or loss. The Company expensed this stock issuance as a component of general and administrative expense.

Item 2.                     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors within and beyond our control that could cause or contribute to such differences include, among others, the following: those associated with drilling and subsequent sale of oil and gas, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-Q and in “Item 1 - Our Business,” “Item 6 - Management’s Discussion and Analysis,” and elsewhere in our most recent Form S-1, filed with the United States Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our Business

Alternative Energy Partners, Inc. (the “Company”) is a development stage company. The Company was organized under the laws of the State of Florida on April 28, 2008.  We formed our Company for the purpose of establishing a renewable fuel sources initially within the State of Florida.  Ethanol is our initial intended product and we intend to establish other alternative energy products. Our intended products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there is a multitude of competitive products already in the market place.

Current Business of the Company

We are a development stage company which plans to enter into the business of sourcing, marketing and distribution of renewable biofuels.  Initially we intend to work to source raw materials needed for the domestic manufacture of ethanol in South Florida. We have entered into a Letter of Intent with Cane Fuel, Inc., whereby we intend to enter into agreements to provide sufficient quantities of ethanol feedstock derived from sources other than corn. Such agreements are intended to be joint venture agreements whereby we can work to provide feedstock for ethanol production and participate in the distribution of the blended product. Cane Fuel, Inc. is in the process of obtaining 40,000 acres for its first plant in Hendry County, Florida, known for its sugar, citrus and other crops. The proposed plant would have production capability of 50 million gallons of ethanol annually. The ethanol expected to be produced is intended to be used by refineries or blenders and ultimately blended with gasoline for internal combustion engines. We intend to work with sugar cane, sweet sorghum and other available sources of cellulosic materials to produce ethanol.

Our business model recognizes that the vast majority of agricultural enterprises use distillate fuel oil in their respective operations. We believe our intended product(s) could represent a real alternative and, because most of the constituent components will be domestically produced, a more stable and cost effective source for the U.S. consumer.  Ethanol is a renewable biofuel for which demand is increasing throughout the U.S.  Ethanol refineries are expected to increase production capacities in an effort to decrease dependence on foreign oil.

The vast majority of all agricultural enterprises use distillate fuel oil in their operations.  We believe our intended biofuel product(s) could represent a real alternative and, because most of the constituent components will be domestically produced, a more stable and cost effective source for their fuel energy needs.

Initially, our largest target market will be the consumers able to utilize ethanol as the primary blend component in E85, an unleaded gasoline alternative. In order to reach that market, we must begin by establishing and proving our fuel reliable and as easily distributed as current competitors.

Plan of Operation

We are a development stage company which plans to enter into the business of sourcing, marketing and distribution of renewable biofuels.  Initially we intend to work to source raw materials needed for the domestic manufacture of ethanol in South Florida. We have entered into a Letter of Intent with Cane Fuel, Inc., whereby we intend to enter into agreements to provide sufficient quantities of ethanol feedstock derived from sources other than corn. Such agreements are intended to be joint venture agreements whereby we can work to provide feedstock for ethanol production and participate in the distribution of the blended product. Cane Fuel, Inc. is in the process of obtaining 40,000 acres for its first plant in Hendry County, Florida, known for its sugar, citrus and other crops. The proposed plant would have production capability of 50 million gallons of ethanol annually. The ethanol expected to be produced is intended to be used by refineries or blenders and ultimately blended with gasoline for internal combustion engines. We intend to work with sugar cane, sweet sorghum and other available sources of cellulosic materials to produce ethanol.

Our business model recognizes that the vast majority of agricultural enterprises use distillate fuel oil in their respective operations. We believe our intended product(s) could represent a real alternative and, because most of the constituent components will be domestically produced, a more stable and cost effective source for the U.S. consumer.  Ethanol is a renewable biofuel for which demand is increasing throughout the U.S.  Ethanol refineries are expected to increase production capacities in an effort to decrease dependence on foreign oil.

The vast majority of all agricultural enterprises use distillate fuel oil in their operations.  We believe our intended biofuel product(s) could represent a real alternative and, because most of the constituent components will be domestically produced, a more stable and cost effective source for their fuel energy needs.

Initially, our largest target market will be the consumers able to utilize ethanol as the primary blend component in E85, an unleaded gasoline alternative.  In order to reach that market, we must begin by establishing and proving our fuel reliable and as easily distributed as current competitors.

Results of Operations for Period Ended October 31, 2008

As of October 31, 2008, the Company has earned revenues of $-0- and has incurred a net loss to date of $6,393. Operations have been attributed primarily to start up and business development.

During the three month period ended October 31, 2008, we incurred operating expenses in the amount of $3,393. These operating expenses included due diligence expenses, consulting fees, professional fees, land leases, oil and gas leases, and office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds raised from private investment.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants and we have no knowledge of any threatened or pending litigation against us or any of our officers or directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2008, we issued 101,000 shares of common stock for $250 and for consulting services rendered for $1500.

Item 3.  Defaults Upon Senior Securities

During the three months ended October 31, 2008, we were not in default on any of our indebtedness.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.                               Description of Exhibit

31	Certification of Chief Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive/Financial Officer pursuant to Section 906

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Alternative Energy Partners, Inc.

Date: December  22, 2008                                                                     /s/ Jack L. Stapleton
_______________________
Jack L. Stapleton
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
and Director