Form 10-Q
period 2009-01-31
Alternative Energy Partners, Inc.
filed 2009-03-13
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended: January 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 13, 2009, there were 22,149,000 shares of our common stock outstanding.

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets – As of January 31, 2009 (Unaudited) and July 31, 2008 (Audited)	4

Statements of Operations - For the three and six months ended January 31, 2009 and for the period from April 28, 2008 (inception) to January 31, 2009 (Unaudited)	5

Statements of Cash Flows – For the six months ended January 31, 2009 and for the period from April 28, 2008 (inception) to January 31, 2009 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Item 1.                      Financial Statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Balance Sheets

	January 31, 2009	July 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$1,289	$5,700
Prepaid	315	-
Total Current Assets	1,604	5,700

Total Assets	$1,604	$5,700

Liabilities Stockholders' Equity

Current Liabilities
Accounts payable	$1,551	$-
Total Current Liabilities	1,551	-

Stockholders' Equity
Common stock, $0.0001 par value, 50,000,000 shares authorized;
22,149,000 and 22,026,000 shares issued and outstanding	2,215	2,203
Additional paid-in capital	13,735	6,497
Stock subscription receivable	(5,500)	-
Deficit accumulated during the development stage	(10,397)	(3,000)
Total Stockholders' Equity	53	5,700

Total Liabilities and Stockholders' Equity	$1,604	$5,700

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			For the Period from April 28, 2008 (Inception) to January 31, 2009

	For the Three Months Ended January 31, 2009	For the Six Months Ended January 31, 2009

Revenues	$-	$-	$-

Operating Expenses
General and administrative	4,004	7,397	10,397
Total Operating Expenses	4,004	7,397	10,397

Net loss	$(4,004)	$(7,397)	$(10,397)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	22,127,000	22,086,464	22,061,945

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the Period from April 28, 2008 (Inception) to January 31, 2009
	For the Six Months Ended January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,397)	$(10,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid	(315)	(315)
Accounts payable	1,551	1,551
Issuance of common stock for services rendered	1,500	1,500
Net Cash Used In Operating Activities	(4,661)	(7,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250	8,950
Net Cash Provided By Financing Activities	250	8,950

Net Increase (Decrease) in Cash	(4,411)	1,289

Cash - Beginning of Period	5,700	-

Cash - End of Period	$1,289	$1,289

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended July 31, 2008.  The interim results for the period ended January 31, 2009 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”), was incorporated in the State of Florida on April 28, 2008.

The Company intends to become involved in the alternative energy sector.  The Company is searching to acquire additional emerging growth companies to meet growing demands worldwide.

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

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At January 31, 2009 and July 31, 2008, respectively, there were no balances that exceeded the federally insured limit.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At January 31, 2009 and July 31, 2008, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from April 28, 2008 (inception) to January 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18).

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
(Unaudited)
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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At January 31, 2009, the Company did not record any liabilities for uncertain tax positions.

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

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
(Unaudited)

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

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
(Unaudited)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,397 and net cash used in operations of $4,661 for the six months ended January 31, 2009; and a deficit accumulated during the development stage of $10,397 at January 31, 2009. In addition, the Company is in the development stage and has not yet generated any revenues.

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

During October 2008, the Company issued 100,000 shares of common stock for services rendered for $1,500 ($0.015/share), based upon the fair value of the services provided, for consulting services.  Under SFAS 123R, EITF No. 96-18 and APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  The exchange of these non-monetary assets did not result in a gain or loss. The Company expensed this stock issuance as a component of general and administrative expense.

On January 31, 2009, the Company issued 22,000 shares of common stock in exchange for a subscription receivable of $5,500 ($0.25/share), under a private placement.  The subscription was collected in February 2009.

Item 2.                     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors within and beyond our control that could cause or contribute to such differences include, among others, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-Q and in “Item 1 - Our Business,” “Item 6 - Management’s Discussion and Analysis,” and elsewhere in our most recent Form S-1, filed with the United States Securities and Exchange Commission.

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

On January 1, 2009, we entered into a Distribution Agreement (the “Agreement”) with CutVersion Technologies Corp. (“Cutversion”) whereby the Company, upon EPA approval, has the right to market and sell an E-85 ethanol conversion kit in the Southeastern U.S. The conversion kit allows all fuel injected vehicles to run on virtually any form of E-85 ethanol regardless of feedstock source. The Company can maintain its exclusive arrangement with Cutversion through the sale of a minimum of 1000 kits within the 12 month period from the time final product becomes available for sale under EPA requirements. The Agreement is effective for a term of three (3) years and continued thereafter for successive one year terms.

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

Initially, our largest target market will be the consumers able to utilize ethanol as the primary blend component in E85, an unleaded gasoline alternative.  In order to reach that market, we must begin by establishing and proving our fuel reliable and as easily distributed as current competitors. In addition, the E-85 conversion kit will expand our target market to literally millions of non-flex fuel fuel injected vehicles.

Results of Operations for Period Ended January 31, 2009

As of January 31, 2009, the Company has earned revenues of $-0- and has incurred a net loss to date of $7,397. Operations have been attributed primarily to start up and business development.

During the three and six month periods ended January 31, 2009, we incurred operating expenses in the amount of $4,004 and $7,397, respectively. These operating expenses included professional fees and office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds raised from private investment. In addition, we have engaged in selling efforts to sell 200,000 shares of publicly registered shares of our common stock for a total subscription amount of $100,000. To date, we have not closed the offering.  As of January 31, 2009, we  had cash on hand of $1,289.

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

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4T.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants and we have no knowledge of any threatened or pending litigation against us or any of our officers or directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2009, we accepted subscriptions for 22,000 shares of common stock, pursuant to a rights offering to our existing shareholders at a price of $0.25 per share.

Item 3.  Defaults Upon Senior Securities

There were no defaults since we have no debt and no senior securities outstanding.

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

Alternative Energy Partners, Inc.

Date: March 13, 2009	By:	/s/ Jack L. Stapleton
Jack L. Stapleton
Principal Executive Officer Principal Financial Officer Principal Accounting Officer and Director