Form 10-Q/A
period 2008-10-31
Alternative Energy Partners, Inc.
filed 2009-05-18
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment #1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

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

Alternative Energy Partners, Inc.

Date: May 18, 2009                                                                              /s/ Jack L. Stapleton
_______________________
Jack L. Stapleton
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
and Director