Form 10-Q/A
period 2009-01-31
Alternative Energy Partners, Inc.
filed 2009-05-18
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Alternative Energy Partners, Inc.

Date: May 18, 2009	By:	/s/ Jack L. Stapleton
Jack L. Stapleton
Principal Executive Officer Principal Financial Officer Principal Accounting Officer and Director