Form 10-Q
period 2009-04-30
Alternative Energy Partners, Inc.
filed 2009-06-19
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: April 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☒  No 0

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 15, 2009, there were 22,349,000 shares of our common stock outstanding.

Item 1.                      Financial Statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Financial Statements
April 30, 2009
(Unaudited)

CONTENTS
Financial Statements

Balance Sheets – As of April 30, 2009 (Unaudited) and July 31, 2008 (Audited)	4

Statements of Operations
For the three and nine months ended April 30, 2009, for the period from
April 28, 2008 (inception) to April 30, 2008 and for the period from
April 28, 2008 (inception) to April 30, 2009 (Unaudited)	5

Statements of Cash Flows
For the nine months ended April 30, 2009, for the period from
April 28, 2008 (inception) to April 30, 2008 and for the period
from April 28, 2008 (inception) to April 30, 2009 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

Alternative Energy Partners, Inc.
(A Development Stage Company)
Balance Sheets

	April 30, 2009	July 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$104,636	$5,700
Total Current Assets	104,636	5,700

Total Assets	$104,636	$5,700

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,500	$-
Total Current Liabilities	3,500	-

Stockholders' Equity
Common stock, $0.0001 par value, 50,000,000 shares authorized;
22,349,000 and 22,026,000 shares issued and outstanding	2,235	2,203
Additional paid-in capital	113,715	6,497
Deficit accumulated during the development stage	(14,814)	(3,000)
Total Stockholders' Equity	101,136	5,700

Total Liabilities and Stockholders' Equity	$104,636	$5,700

See accompanying notes to unaudited financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period from April 28, 2008 (Inception) to April 30, 2008	For the Period from April 28, 2008 (Inception) to April 30, 2009

	For the Three Months Ended April 30, 2009	For the Nine Months Ended April 30, 2009

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	4,417	11,814	-	14,814
Total Operating Expenses	4,417	11,814	-	14,814

Net loss	$(4,417)	$(11,814)	$-	$(14,814)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$-	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	22,183,091	22,106,926	-	22,091,473

See accompanying notes to unaudited financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the Period from April 28, 2008 (Inception) to April 30, 2008	For the Period from April 28, 2008 (Inception) to April 30, 2009
	For the Nine Months Ended April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,814)	$-	$(14,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,500	-	1,500
Changes in operating assets and liabilities:
Increase in accounts payable	3,500	-	3,500
Net Cash Used In Operating Activities	(6,814)	-	(9,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	105,750	-	114,450
Net Cash Provided By Financing Activities	105,750	-	114,450

Net Increase in Cash	98,936	-	104,636

Cash - Beginning of Period	5,700	-	-

Cash - End of Period	$104,636	$-	$104,636

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended July 31, 2008.  The interim results for the period ended April 30, 2009 are not necessarily indicative of results for the full fiscal year.

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
April 30, 2009
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At April 30, 2009 and July 31, 2008, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At April 30, 2009 and July 31, 2008, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from April 28, 2008 (inception) to April 30, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

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
April 30, 2009
(Unaudited)

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During the fiscal year end 2009, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009
(Unaudited)

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Stockholders’ Equity

In May 2008, the Company issued 22,000,000 shares of common stock to founders for $2,200 ($0.0001/share).

During the period May – July 2008, the Company issued 26,000 shares of common stock for $6,500 ($0.25/share), under a private placement.

During August 2008, the Company issued 1,000 shares of common stock for $250 ($0.25/share), under a private placement.

During October 2008, the Company issued 100,000 shares of common stock for services rendered for $1,500 ($0.015/share), based upon the fair value of the services provided, for consulting services.  Under SFAS 123R and EITF No. 96-18, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  At April 30, 2009, the Company expensed this stock issuance as a component of general and administrative expense.

On January 31, 2009, the Company issued 22,000 shares of common stock for $5,500 ($0.25/share), under a private placement.

On April 15, 2009, the Company issued 200,000 shares of common stock for $100,000 ($0.50/share), under a private placement.

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

Results of Operations for Period Ended April 30, 2009

As of April 30, 2009, the Company has earned revenues of $-0- and has incurred a net loss to date of $14,814. Operations have been attributed primarily to start up and business development.

During the three and nine month periods ended April 30, 2009, we incurred operating expenses in the amount of $4,417 and $11,814, respectively. These operating expenses included professional fees and office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds raised from private investment. In addition, on April 14, 2009, we closed on an offering of 200,000 shares of publicly registered shares of our common stock for a total subscription amount of $100,000. As of April 30, 2009, we had cash on hand of $104,636.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Item 4T.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants and we have no knowledge of any threatened or pending litigation against us or any of our officers or directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended April 30, 2009, we accepted subscriptions for 22,000 shares of common stock, pursuant to a rights offering to our existing shareholders at a price of $0.25 per share and for 200,000 shares of common stock pursuant to a Registration Statement on Form S-1 at a price of $.50 per share.

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

Alternative Energy Partners, Inc.

Date: June 18, 2009                                                                                     /s/  Jack L. Stapleton
_______________________
Jack L. Stapleton
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
and Director