Form 10-K
period 2009-07-31
Alternative Energy Partners, Inc.
filed 2009-11-12
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended:  July 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from             , 20            , to             , 20            .

Commission File Number
333-154894

Alternative Energy Partners, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	26-2862564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2400 East Commercial Boulevard, Suite 201, Ft. Lauderdale, Florida 33308
(Address of Principal Executive Offices)

(954) 351-2554
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐YES        ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐YES      ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒YES       ☐ NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   ☒YES     ☐ NO

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter, July 31, 2009 was $-0-. (The Company’s common stock was not trading as of July 31, 2009.)

There were 44,547,000 shares of the Registrant’s $.0001 par value common stock outstanding as of October 31, 2009

Table of Contents

ALTERNATIVE ENERGY PARTNERS, INC.
FORM 10-K  INDEX

ALTERNATIVE ENERGY PARTNERS, INC.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Alternative Energy Partners Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Alternative Energy Partners, Inc. (the “Company” or “AEP”) is a development stage company. The Company was organized under the laws of the State of Florida on April 28, 2008.  We formed our Company for the purpose of establishing a renewable fuel sources initially within the State of Florida.  Ethanol is our initial intended product and we intend to establish other alternative energy products including, but not limited to, solar and biodiesel.  Our intended products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there is a multitude of competitive products already in the market place.

Current Business of the Company

We are a development stage company which plans to enter into the business of sourcing, marketing and distribution of renewable biofuels.  Initially we intend to work to source raw materials needed for the domestic manufacture of ethanol in South Florida.  We have entered into a Letter of Intent with Cane Fuel, Inc., whereby we intend to enter into agreements to provide sufficient quantities of ethanol feedstock derived from sources other than corn. Such agreements are intended to be joint venture agreements whereby we can work to provide feedstock for ethanol production and participate in the distribution of the blended product. We intend to work with a strategic partner to develop a plant having substantial production capability of ethanol.  The proposed plant should have production capability of 50 million gallons of ethanol annually.  The ethanol expected to be produced is intended to be used by refineries or blenders and ultimately blended with gasoline for internal combustion engines.  We intend to work with sugar cane, sweet sorghum and other available sources of cellulosic materials to produce ethanol. Our strategic partner has not commenced land acquisition and plant development as of the date hereof. The Company is still pursuing opportunities in the ethanol industry.

Our business model recognizes that the vast majority of agricultural enterprises use distillate fuel oil in their respective operations.  We believe our intended products could represent a real alternative and, because most of the constituent components will be domestically produced, a more stable and cost effective source for the U.S. consumer.  Ethanol is a renewable biofuel for which demand is increasing throughout the U.S.  Ethanol refineries are expected to increase production capacities in an effort to decrease dependence on foreign oil.

The vast majority of all agricultural enterprises use distillate fuel oil in their operations.  We believe our intended biofuel and alternative energy products could represent a real alternative and, because most of the constituent components will be domestically produced, a more stable and cost effective source for their fuel energy needs.

Initially, our largest target market will be the consumers able to utilize ethanol as the primary blend component in E85, an unleaded gasoline alternative. In order to reach that market, we must begin by establishing and proving that our fuel reliable and as easily distributed as current competitors.  For any alternative energy product (i.e. solar, biodiesel), we intend to prove market viability prior to engaging in distribution.

Plan of Operation

We are a development stage company which plans to enter into the business of sourcing, marketing and distribution of renewable biofuels and alternative energy products.  Initially we intend to work to source raw materials needed for the domestic manufacture of ethanol in South Florida. We have entered into a Letter of Intent with Cane Fuel, Inc., whereby we intend to enter into agreements to provide sufficient quantities of ethanol feedstock derived from sources other than corn. Such agreements are intended to be joint venture agreements whereby we can work to provide feedstock for ethanol production and participate in the distribution of the blended product. The ethanol expected to be produced is intended to be used by refineries or blenders and ultimately blended with gasoline for internal combustion engines. We intend to work with sugar cane, sweet sorghum and other available sources of cellulosic materials to produce ethanol.

On January 1, 2009, we entered into a Distribution Agreement (the “Agreement”) with CutVersion Technologies Corp. (“Cutversion”) whereby the Company, upon EPA approval, has the right to market and sell an E-85 ethanol conversion kit in the Southeastern U.S. The conversion kit, when completed and approved, will allow all fuel injected vehicles to run on virtually any form of E-85 ethanol regardless of feedstock source. The Company can maintain its exclusive arrangement with Cutversion through the sale of a minimum of 1000 kits within the 12 month period from the time final product becomes available for sale under EPA requirements. The Agreement is effective for a term of three (3) years and continued thereafter for successive one year terms.

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

Initially, our largest target market will be the consumers able to utilize ethanol as the primary blend component in E85, an unleaded gasoline alternative.  In order to reach that market, we must begin by establishing and proving our fuel reliable and as easily distributed as current competitors. In addition, the E-85 conversion kit will expand our target market to literally millions of non-flex fuel injected vehicles. In addition, we will continue to pursue other alternative energy projects which demonstrate viable business models.

Our Product

Our initial product is intended to be E85, a gasoline alternative. Ethanol is the primary blend component in E85. Since the number of service stations offering E85 is rapidly expanding in the United States, we believe the demand for E85 will grow in the market as a result of the favorable economics and that E85 will become increasingly important over time as an alternative to unleaded gasoline. Although E85 represents a small percentage of the motor vehicle fuel used in the U.S., the experience in Brazil suggests that E85 could capture a much greater portion of the U.S. market in the future. U.S. auto makers also receive incentives under federal fuel economy standards for producing vehicles capable of running on E85.

The following sets forth the major benefits of E85 for use in motor vehicles:

Octane enhancer. On average, regular unleaded gasoline has an octane rating of 87 and premium unleaded has an octane rating of 91. In contrast, pure ethanol has an average octane rating of 113. Adding ethanol to gasoline enables refiners to produce greater quantities of suboctane fuel with an octane rating of less than 87. Ethanol is typically added to the suboctane fuel at the wholesale terminal as the final step before the gasoline is delivered to the retail station. By adding ethanol, the refiner or blender is able to increase the octane rating of the suboctane fuel so that it conforms to gasoline standards, while also expanding the volume of fuel to be sold. Therefore, the refiner benefits from the ability to produce more fuel from a given barrel of oil and expands its ability to meet consumer demand, especially during times when refinery capacity and octane sources are limited. In addition, ethanol is commonly added to finished regular grade gasoline at the wholesale terminal as a means of producing higher octane midgrade and premium gasoline.

Clean air additive. A clean air additive is a substance that, when added to gasoline, reduces tailpipe emissions, resulting in improved air quality characteristics. Ethanol contains 35% oxygen, approximately twice that of MTBE, an alternative oxygenate to ethanol, the use of which is being phased out because of environmental and health concerns. The additional oxygen in the ethanol results in more complete combustion of the fuel in the engine cylinder. This in turn results in reduced tailpipe emissions by as much as 30%, including a 12% reduction in volatile organic compound emissions when blended at a 10% level. Ethanol also displaces the use of some gasoline components like benzene, a known carcinogen. Ethanol is non-toxic, water soluble and quickly biodegradable.

Valuable blend component. In addition to its performance and environmental benefits, ethanol is used to extend fuel supplies. As the U.S. need for automotive fuel increases and the U.S. dependence on foreign crude oil and refined products grows, the U.S. is increasingly seeking domestic sources of fuel. Much of the ethanol blending throughout the U.S. today is done for the purpose of extending the volume of fuel sold at the gas pump.

Our pricing will vary with market conditions like any commodity of its type.  We believe that we will be able to charge competitive market rates by controlling our costs at the source.  Because we will focus primarily on delivery to the site, our delivery costs will more than offset the costs needed to maintain a standard brick and mortar facility where the customer must bring his own means of transport and storage.  In the current climate, fuel delivery for transportation and other petroleum distillates occur for a premium of $.10 to $.30 per gallon above retail price.  We anticipate leveraging these same margins for our products.

There can be no guarantee or assurance we will be able to negotiate and obtain the required raw material at terms that are favorable to us resulting in us operating at a loss, which may result in a complete loss of any investment made into the Company.

Competitive Advantages

The Company believes there are several competitive advantages with biofuels over the established petroleum fuel industry as it relates to sugar cane crops.  Pure petroleum distillates are some of the most volatile commodity markets in the world because of the closed nature of the markets on these products.  Biofuel enjoys the advantage of only needing approximately 15% pure distillate to make its product.  The rest comes from renewable feedstock sources like sugar cane and sorghum.  Presuming that we can obtain our raw production materials by leveraging contracts with suppliers locking in our prices, we will then be able to manufacture our product below market cost and profit from the sale.  Additionally, we anticipate being able to leverage the current ‘green’ initiatives being established to promote our product as more environmentally friendly than our conventional competition.  We anticipate that we should be able to reduce manufacturing requirements by focusing on economies of scale in ethanol production from sugar cane. Automobiles and aircraft require a much higher octane fuel for hotter, more explosive combustion – which is what our product is intended to provide.

At this point however, we cannot provide any assurance or guarantee that we will be successful and capitalize upon the believed competitive advantages described above.

Legislation

Energy Policy Act. The Energy Policy Act established minimum annual volumes of renewable fuel to be used by petroleum refiners in the fuel supply. The annual requirement grows to 7.5 BGY by 2012. Also, the Energy Policy Act did not provide liability protection to refiners who use MTBE as a fuel additive. Given the extent of the environmental concerns associated with MTBE, we believe that this will serve as a catalyst to hasten the replacement of a significant portion of the remaining MTBE volumes with ethanol in the near future. Finally, the Energy Policy Act removed the oxygenate requirements that were put in place by the Clean Air Act. The Energy Policy Act also included anti-backsliding provisions, however, that require refiners to maintain emissions quality standards in the fuels that they produce, thus providing a source for continued need for ethanol.

There is the potential that some or all of the RFS may be waived. Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. EPA determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement.

The Federal Blenders’ Credit. First implemented in 1979, the federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction of $0.51 per gallon of ethanol. The incentive program is scheduled to expire in 2010 (unless extended).

The Federal Clean Air Act. The use of ethanol as an oxygenate is driven, in part, by environmental regulations. The federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.

State legislation banning or significantly limiting the use of MTBE. In recent years, due to environmental concerns, 25 states have banned, or significantly limited, the use of MTBE, including California, Connecticut and New York. Ethanol has served as a replacement for much of the discontinued MTBE volumes and is expected to continue to replace future MTBE volumes that are removed from the fuel supply.

Federal tariff on imported ethanol. In 1980, Congress imposed a tariff on foreign produced ethanol, made from cheaper sugar cane, to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The current tariff is $0.54 per gallon.

Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempted from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. As a result of new plants under development, we believe imports from the Caribbean region will continue, subject to the limited nature of the exemption.

NAFTA also allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico’s duty rate is $0.10 per gallon. In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.

Federal farm legislation. The U.S. Department of Agriculture’s, or the USDA’s, Commodity Credit Corporation Bioenergy Program pays cash to companies that increase their purchases of specified commodities, including corn, to expand production of ethanol, biodiesel or other biofuels. Payments are typically $0.20 to $0.30 per gallon of increased capacity and amounts must be refunded if decreases in production levels occur.

State incentives. In addition to USDA incentive payments, we also receive an incentive payment from the State of South Dakota to produce ethanol, based on gallons of ethanol produced.

The federal blenders’ credits and tariffs, as well as other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures. Consequently, they might be the subject of challenges thereunder, in whole or in part.

State incentives. In addition to USDA incentive payments, we also receive an incentive payment from the State of South Dakota to produce ethanol, based on gallons of ethanol produced.

The federal blenders’ credits and tariffs, as well as other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures. Consequently, they might be the subject of challenges thereunder, in whole or in part.

COMPETITION

While the biofuels industry is fairly new and undeveloped at this time, it competes directly with the established infrastructure of the domestic oil and gas industry and other biofuel providers.  As such, our competition represents a large, well developed, mature industry with well established distribution and delivery systems.  Our direct competitors include companies like Exxon/Mobile, Chevron, British Petroleum and Texaco.  We will essentially begin be providing a ‘boutique’ type fuel outlet providing more environmentally friendly fuel at a competitive cost.

There can be no assurance that Alternative Energy Partners will ever be able to compete with any of the competitors described herein.  In addition, there may be other competitors the company is unaware of at this time that would also impede or prevent the company’s success.

EMPLOYEES

Other than Jack Stapleton, our President, who is currently donating his time to the development of the Company, there are no employees of the Company. AEP may be required to hire an attorney on a consultant basis to navigate permit and licensing requirements, but otherwise, AEP’s sole Officer intends to do whatever work is necessary to bring the Company to the point of earning revenues from the sale of alternative energy related products or further acquisitions in the alternative energy industry. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

AEP uses a corporate office located at 2400 E. Commercial Boulevard, Suite 201, Fort Lauderdale, FL 33308, and our telephone number is (954) 351-2554.  This office space and telephone services are currently being provided free of charge.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently use.

AEP management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  AEP does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended July 31, 2009, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock has traded in the over-the-counter market on the OTC Bulletin Board system (“OTCBB”) under the symbol “AEGY.”  The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter since trading commenced.  High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
FISCAL 2010

First Quarter (August 1, 2009 through October 31, 2009)	$0.59	$0.20

FISCAL 2009

First Quarter (August 1, 2008 through October 31, 2008)	$0.	$0.
Second Quarter (November 1, 2008 through January 31, 2009)	$0.	$0.
Third Quarter (February 1, 2009 through April 30, 2009)	$0.	$0.
Fourth Quarter (May 1, 2009 through July 31, 2009)	$0.	$0.

On October 31, 2009 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.65 and there were approximately 33 shareholders of record.

DIVIDENDS

We have not paid any cash dividends on our common stock and do not anticipate paying any such cash dividend in the foreseeable future. Earnings, if any, will be retained to finance future growth. We may issue shares of our common stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Issuance and/or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

Common Stock

As of October 31, 2009 there were approximately 33 beneficial owners of our common stock with 44,547,000 shares issued and outstanding.

During the year ended July 31, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our company

We are a development stage company which plans to enter into the business of sourcing, marketing and distribution of renewable biofuels.  Initially we intend to work to source raw materials needed for the domestic manufacture of ethanol in South Florida. We have entered into a Letter of Intent with Cane Fuel, Inc., whereby we intend to enter into agreements to provide sufficient quantities of ethanol feedstock derived from sources other than corn. Such agreements are intended to be joint venture agreements whereby we can work to provide feedstock for ethanol production and participate in the distribution of the blended product. The ethanol expected to be produced is intended to be used by refineries or blenders and ultimately blended with gasoline for internal combustion engines. We intend to work with sugar cane, sweet sorghum and other available sources of cellulosic materials to produce ethanol. Cane Fuel has not commenced to obtain the land and construct the plant as of the date hereof.

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

For the year ended July 31, 2009 compared to the year ended July 31, 2008

Operating Costs – During the year ended July 31, 2009, operating costs totaled $53,814 as compared to $3,000 for the period ended July 31, 2008.

Liquidity and capital resources

As shown in the accompanying financial statements, for the year ended July 31, 2009 and 2008 and since April 28, 2008 (date of inception) through July 31, 2009, the Company has had net losses of $52,814, $3,000 and $55,814, respectively. As of July 31, 2009, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through July 31, 2009 we raised cash of $114,450 through private placements of common stock financings. During November 2008, our Form S-1 Registration Statement became effective and we raised $100,000 through common stock sales. The proceeds from the sale of this common stock have been used for general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of July 31, 2009, we had an accumulated deficit of $55,814 and a working capital deficit of $60,136.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Alternative Energy Partners, Inc.
(A Development Stage Company)
Financial Statements
July 31, 2009 and 2008
CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	13

Balance Sheets - As of July 31, 2009 and 2008	14

Statements of Operations -	15
For the year ended July 31, 2009, the period from
April 28, 2008 (inception) to July 31, 2008 and for the period from
April 28, 2008 (inception) to July 31, 2009

Statement of Changes in Stockholders’ Equity	16
For the year ended July 31, 2009, the period from
April 28, 2008 (inception) to July 31, 2008 and for the period from
April 28, 2008 (inception) to July 31, 2009

Statements of Cash Flows -	17
For the year ended July 31, 2009, the period from
April 28, 2008 (inception) to July 31, 2008 and for the period from
April 28, 2008 (inception) to July 31, 2009

Notes to Financial Statements	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
To the Board of Directors and Stockholders of:
Alternative Energy Partners, Inc.

We have audited the accompanying balance sheets of Alternative Energy Partners, Inc. (a development stage company) as of July 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended July 31, 2009, for the period from April 28, 2008 (inception) to July 31, 2008, and for the period from April 28, 2008 (inception) to July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Partners, Inc (a development stage company) as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the period from April 28, 2008 (inception) to July 31, 2008 and for the period from April 28, 2008 (inception) to July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

Boca Raton, Florida
November 10, 2009
551 NW 77th Street. Suite 107 •  Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com•  info@bermancpa.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Alternative Energy Partners, Inc.
(A Development Stage Company)
Balance Sheets

	July 31,
	2009	2008
Assets

Current Assets
Cash	$66,919	$5,700
Total Current Assets	66,919	5,700

Total Assets	$66,919	$5,700

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,067	$-
Accrued liabilities	2,716
Total Current Liabilities	6,783	-

Stockholders' Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
67,047,000 and 66,078,000 shares issued and outstanding	6,705	6,608
Additional paid-in capital	109,245	2,092
Deficit accumulated during the development stage	(55,814)	(3,000)
Total Stockholders' Equity	60,136	5,700

Total Liabilities and Stockholders' Equity	$66,919	$5,700

See accompanying notes to financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Operations

		For the Period from April 28, 2008 (Inception) to July 31, 2008	For the Period from April 28, 2008 (Inception) to July 31, 2009

	For the Year Ended July 31, 2009

Revenues	$-	$-	$-

General and administrative	52,814	3,000	55,814

Net loss	$(52,814)	$(3,000)	$(55,814)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year/period - basic and diluted	66,352,681	66,039,099	66,430,289

See accompanying notes to financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Year Ended July 31, 2009. for the Period from April 28, 2008 (Inception) to July 31, 2008 and for the Period from April 28, 2008 (Inception) to July 31, 2009

				Deficit Accumulated During the Development Stage
			Additional Paid In Capital		Total Stockholders' Equity
	Common Stock, $0.0001 Par Value
	Shares	Amount

Proceeds from the issuance of common stock - founders - ($0.00003/share)	66,000,000	$6,600	$(4,400)	$-	$2,200

Proceeds from the issuance of common stock ($0.08/share)	78,000	8	6,492	-	6,500

Net loss for the period from April 28, 2008 (inception) to July 31, 2008	-	-	-	(3,000)	(3,000)

Balance - July 31, 2008	66,078,000	6,608	2,092	(3,000)	5,700

Stock issued for services ($0.005/share)	300,000	30	1,470	-	1,500

Proceeds from the issuance of common stock ($0.08/share)	69,000	7	5,743	-	5,750

Proceeds from the issuance of common stock ($0.17/share)	600,000	60	99,940	-	100,000

Net loss for the year ended July 31, 2009	-	-	-	(52,814)	(52,814)

Balance - July 31, 2009	67,047,000	$6,705	$109,245	$(55,814)	$60,136

See accompanying notes to financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the Period from	For the Period from
	For the Year Ended July 31, 2009	April 28, 2008 (Inception)	April 28, 2008 (Inception)
		to July 31, 2008	to July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,814)	$(3,000)	$(55,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Stcok issued for services	1,500	-	1,500
Changes in operating assets and liabilities:
Increase in accounts payable	4,067	-	4,067
Increase in accrued liabilities	2,716	-	2,716
Net Cash Used In Operating Activities	(44,531)	(3,000)	(47,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	105,750	8,700	114,450
Net Cash Provided By Financing Activities	105,750	8,700	114,450

Net Increase in Cash	61,219	5,700	66,919

Cash - Beginning of Year/Period	5,700	-	-

Cash - End of Year/Period	$66,919	$5,700	$66,919

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company) Notes to Financial Statements
July 31,2009 and 2008

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company intends to become involved in the alternative energy sector.  The Company is searching to acquire emerging growth companies to meet growing demands worldwide in the alternative energy sector.

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

A significant estimate in 2009 and 2008 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At July 31, 2009 and 2008, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At July 31, 2009 and 2008, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from April 28, 2008 (inception) to July 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

Alternative Energy Partners, Inc.
(A Development Stage Company) Notes to Financial Statements
July 31,2009 and 2008
Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

Income Taxes

The Company accounts for income taxes under the liability method.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At July 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Segment Information

During the fiscal years 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company) Notes to Financial Statements
July 31,2009 and 2008

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Alternative Energy Partners, Inc.
(A Development Stage Company) Notes to Financial Statements
July 31,2009 and 2008

The Company has a net operating loss carryforward for tax purposes totaling approximately $54,000 at July 31, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at July 31, 2009 and 2008 are as follows:
	2009	2008
Gross deferred tax assets:
Net operating loss carryforwards	$(20,000)	$(1,000)
Total deferred tax assets	20,000	1,000
Less: valuation allowance	(20,000)	(1,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at July 31, 2008 was approximately $1,000. The net change in valuation allowance during the year ended July 31, 2009 was an increase of approximately $19,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2009.

The actual tax benefit differs from the expected tax benefit for the periods ended July 31, 2009 and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	2009	2008

Expected tax expense (benefit) – Federal	$(17,000)	$(1,000)
Expected tax expense (benefit) – State	(3,000)	-
Non-deductible stock compensation	1,000	-
Change in Valuation Allowance	19,000	1,000
Actual tax expense (benefit)	$-	$-

Note 4 Stockholders’ Equity

In May 2008, the Company issued 66,000,000 shares of common stock to founders for $2,200 ($0.00003/share).  On August 10, 2009, the Company cancelled 22,500,000 shares of common stock, having a fair value of $750 ($0.00003/share), held by a founder for no additional consideration.

During the period May – July 2008, the Company issued 78,000 shares of common stock for $6,500 ($0.08/share), under a private placement.

During August 2008, the Company issued 3,000 shares of common stock for $250 ($0.08/share), under a private placement.

During October 2008, the Company issued 300,000 shares of common stock for services rendered for $1,500 ($0.005/share), based upon the fair value of the services provided, for consulting services.  The fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  At July 31, 2009, the Company expensed this stock issuance as a component of general and administrative expense.

Alternative Energy Partners, Inc.
(A Development Stage Company) Notes to Financial Statements
July 31,2009 and 2008

On January 31, 2009, the Company issued 66,000 shares of common stock for $5,500 ($0.08/share), under a private placement.

On April 15, 2009, the Company issued 600,000 shares of common stock for $100,000 ($0.17/share), under a private placement.

Note 5 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of July 31, 2009 and November 9, 2009, the date the financial statements were issued.

On August 5, 2009, the Company effected a stock dividend.  Each stockholder of record as of August 19, 2009 received 2 shares of common stock for each share of common stock they owned.  All share and per share amounts have been retroactively restated.

On August 15, 2009, the Company entered into an operating lease for office space.  This lease expires on August 15, 2014 and has an option to extend the lease for an additional 3 years at the end of the 5th year.

The following schedule shows committed amounts due for the lease agreement:
2010:	$36,000
2011:	37,080
2012:	38,196
2013:	39,336
2014:	40,512

Total:	$191,124

During September and October 2009, the Company advanced $5,000 to its Chairman and CEO.  These loans were non-interest bearing, unsecured and due on demand.  These loans were repaid in October 2009.

On November 10, 2009, the Company amended its articles of incorporation to increase the authorized common stock to 75,000,000 shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T),	CONTROLS AND PROCEDURES

The Company’s Chief Financial Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending July 31, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2009 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of an independent Audit Committee Chair, as well as a lack of segregation of duties, resulting from the Company’s limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Jack L. Stapleton	63	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Philip Morgan	33	Director

Biographies

Jack L. Stapleton currently serves as CEO, President, Secretary, Treasurer and Chairman of the Board of Directors.  Mr. Stapleton received his BBA degree from Morehead University.  From 1967 until 1970, Mr. Stapleton, Certified Public Accountant, worked with Arthur Anderson and from 1970 to 1971, received his Masters Degree in Accounting and Finance from the University of Kentucky.  From 1971 until 1973, Mr. Stapleton worked for Peat Marwick Mitchell where he was an auditing supervisor. From 1974 until 1991, Mr. Stapleton was President and a principal owner of an apparel manufacturing company with offices in Atlanta, Los Angeles and Hong Kong.  In 1986, Mr. Stapleton’s company generated gross sales of approximately $78 million. From 1994 to the present, Mr. Stapleton  has been involved as an investment banker where he assisted in the structure, management and funding of emerging companies.

Philip Morgan serves as a Director.  From January 2008 to the present, Philip Morgan has been President and Founder of Positive Revolution Inc. in San Marcos, California.  Positive Revolution was designed to create a network of positive individuals and organizations working together for positive social change. From June 2006 until January 2008, Mr. Morgan was the President and CEO of Audio Stocks Inc. a public company in Carlsbad, California where he managed a team of five Business Development managers and 22 independent sales reps.  From June 2005 until June 2006, Mr. Morgan bought and sold a chain of struggling Quick Service Restaurant Concepts, Super Cafes' in which he brought back on-line.  From January 2001 until June 2005, Mr. Morgan was Sales Director at Focus Brands and Raving Brands in Atlanta, Georgia.  Mr. Morgan was instrumental in the growth of 580 franchise units through generation of new business relationships and strategic distribution sales channels. During his career, Mr. Morgan has been involved in multiple financings, merger and acquisition transactions totaling over $200 million.

AUDIT COMMITTEE

The Company has not, as of the date of this Report, assembled an Audit Committee because of its current status. The Companyat an appropriate time will institute an Audit Committee.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Jack L. Stapleton, President, CEO, Chairman of the Board	2009 2008	$ $	15,000 0	0 0	0 0	0 0	0 0	0 0	0 0	$ $	0 0

Philip Morgan. Director	2009		$0	0	0	0	0	0	0		$0

OUTSTANDING EQUITY AWARDS AT JULY 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
not applicable

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
not applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 31, 2009, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Jack L. Stapleton (1)	8,500,000	38%
Regina L. Greene (1)	8,500,000	38%

All directors and executive officers as a group (1 persons)	8,500,000	38%

1.	Does not take into account a 2 for 1 stock dividend which was finalized on September 1, 2009

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2008 and 2009, we were billed by our independent registered public accounting firm, Berman & Company, P.A. approximately $2,500 and $4,500 for audit and review fees associated with our 10-K, 10-Q and S-1filings.

Tax Fees

During 2009 and 2008, we were billed by our independent registered public accounting firm, Berman & Company, P.A., approximately $0 and $0 for tax work.

All Other Fees

During 2009 and 2008, we were billed by independent registered public accounting firm, Berman & Company, P.A.  approximately $0 and $0 for other work.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit
3.1	Certificate of Incorporation, as amended (1)

3.2	Certificate of Amendment (1)

3.3	Bylaws (1)

3.1.1	Articles of Amendment dated November 10th, 2009

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form S-1, file no. 333-154894, filed on October 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY PARTNERS, INC.

Dated: November 12, 2009	By:	/s/ Jack L. Stapleton
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: November 12, 2009	By:	/s/ Jack L. Stapleton
Principal Accounting Officer