Form 10-Q
period 2009-10-31
Alternative Energy Partners, Inc.
filed 2009-12-21
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: October 31, 2009

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

(954) 351-2554
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒   No 0

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No 0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer                                           0                                                                   Accelerated filer   0

     Non-accelerated filer                                             0                                                                   Smaller reporting company   ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒  No 0

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 9, 2009, there were 44,547,000 shares of our common stock outstanding.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets – As of October 31, 2009 (Unaudited) and July 31, 2009 (Audited)	3

Statements of Operations for the three months ended October 31, 2009 and 2008, and for the period from April 28, 2008 (inception) to October 31, 2009 (Unaudited)	4

Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to October 31, 2009 (Unaudited)	5

Statements of Cash Flows for the three months ended October 31, 2009 and 2008, and for the period from April 28, 2008 (inception) to October 31, 2009 (Unaudited)	6

Notes to the financial Statements for the period ended October 31, 2009 (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

Item I.                      Financial Statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Balance Sheets

	October 31, 2009	July 31, 2009
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$2,326	$66,919
Total Current Assets	2,326	66,919

Security Deposit	9,000	-

Total Assets	$11,326	$66,919

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$15,319	$4,067
Accrued liabilities	56	2,716
Total Current Liabilities	15,375	6,783

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized;
44,547,000 and 67,047,000 shares issued and outstanding	4,455	6,705
Additional paid-in capital	111,495	109,245
Deficit accumulated during the development stage	(119,999)	(55,814)
Total Stockholders' Equity (Deficit)	(4,049)	60,136

Total Liabilities and Stockholders' Equity (Deficit)	$11,326	$66,919

See notes to the consolidated financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period from April 28, 2008 (Inception) to October 31, 2009
	For the Three Months Ended October 31,

	2009	2008

Revenues	$-	$-	$-

General and administrative	64,185	3,393	119,999

Net loss	$(64,185)	$(3,393)	$(119,999)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	46,772,275	66,136,451	63,167,036

See notes to the consolidated financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 ( Inception )
to October 31, 2009
(Unaudited)
				Deficit Accumulated During the Development Stage
			Additional Paid-In Capital		Total Stockholders' Equity (Deficit)
	Common Stock, $0.0001 Par Value
	Shares	Amount

Proceeds from the issuance of common stock - founders - ($0.00003/share)	66,000,000	$6,600	$(4,400)	$-	$2,200

Proceeds from the issuance of common stock ($0.08/share)	78,000	8	6,492	-	6,500

Net loss for the period from April 28, 2008 (inception) to July 31, 2008	-	-	-	(3,000)	(3,000)

Balance - July 31, 2008	66,078,000	6,608	2,092	(3,000)	5,700

Stock issued for services ($0.005/share)	300,000	30	1,470	-	1,500

Proceeds from the issuance of common stock ($0.08/share)	69,000	7	5,743	-	5,750

Proceeds from the issuance of common stock ($0.17/share)	600,000	60	99,940	-	100,000

Net loss for the year ended July 31, 2009	-	-	-	(52,814)	(52,814)

Balance - July 31, 2009	67,047,000	6,705	109,245	(55,814)	60,136

Cancellation of common stock - founders ($0.0001/share)	(22,500,000)	(2,250)	2,250	-	-

Net loss for the period ended October 31, 2009	-	-	-	(64,185)	(64,185)

Balance - October 31, 2009	44,547,000	$4,455	$111,495	$(119,999)	$(4,049)

See notes to the consolidated financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended October 31,		For the Period from
			April 28, 2008 (Inception)
	2009	2008	to October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,185)	$(3,393)	$(119,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services rendered	-	1,500	1,500
Changes in operating assets and liabilities:
Increase in security deposits	(9,000)	-	(9,000)
Increase in accounts payable	11,252	-	15,319
Increase (Decrease) in accrued liabilities	(2,660)	-	56
Net Cash Used In Operating Activities	(64,593)	(1,893)	(112,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	250	114,450
Net Cash Provided By Financing Activities	-	250	114,450

Net Increase (Decrease) in Cash	(64,593)	(1,643)	2,326

Cash - Beginning of Period	66,919	5,700	-

Cash - End of Period	$2,326	$4,057	$2,326

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See notes to the consolidated financial statements.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2009.  The interim results for the period ended October 31, 2009 are not necessarily indicative of results for the full fiscal year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

A significant estimate in 2009 and 2008 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At October 31, 2009 and July 31, 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At October 31, 2009 and July 31, 2009, respectively, there were no balances that exceeded the federally insured limit.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from April 28, 2008 (inception) to October 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

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
October 31, 2009
(Unaudited)

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

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $64,185 and net cash used in operations of $64,593 for the year ended August 31, 2009; and a working capital deficit of $13,049, an accumulated deficit of $119,999 and a stockholders’ deficit of $4,049 at August 31, 2009.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

• the Company is seeking third party debt and/or equity financing; and

• the Company is cutting operating costs

Note 4 Fair Value

The Company has categorized assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

Note 5 Lease Agreement

On August 15, 2009, the Company entered into an operating lease for office space.  This lease expires on August 15, 2014 and has an option to extend the lease for an additional 3 years at the end of the 5th year.  On September 25, 2009, the Company paid a $9,000 security deposit associated with the execution of this lease.

The following schedule shows committed amounts due for the lease agreement for the years ended July 31:
2010:	$33,000
2011:	33,960
2012:	38,196
2013:	39,336
2014:	40,512

Total:	$185,034

Note 6 Advances – Related Party

During September and October 2009, the Company advanced $5,000 to its Chairman and CEO.  These loans were non-interest bearing, unsecured and due on demand.  These loans were repaid in October 2009.

Note 7 Stockholders’ Equity (Deficit)

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

Note 8 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of October 31, 2009 and December 21, 2009, the date the financial statements were issued.

Item 2.                     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors within and beyond our control that could cause or contribute to such differences include, among others, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-Q and in “Item 1 - Our Business,” “Item 6 - Management’s Discussion and Analysis,” and elsewhere in our most recent Form 10-K, filed with the United States Securities and Exchange Commission.

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

Current Business of the Company

We are a development stage company which plans to enter into the business of sourcing, marketing and distribution of renewable biofuels.  Initially we intend to work to source raw materials needed for the domestic manufacture of ethanol in South Florida. We entered into a Letter of Intent with Cane Fuel, Inc., whereby we had intended to enter into agreements to provide sufficient quantities of ethanol feedstock derived from sources other than corn. Such agreements were intended to be joint venture agreements whereby we could work to provide feedstock for ethanol production and participate in the distribution of the blended product. We intended to work with a strategic partner to develop a plant having substantial production capability of ethanol. The proposed plant would have production capability of 50 million gallons of ethanol annually.  The ethanol expected to be produced is intended to be used by refineries or blenders and ultimately blended with gasoline for internal combustion engines.  We intend to work with sugar cane, sweet sorghum and other available sources of cellulosic materials to produce ethanol. Our strategic partner has not commenced land acquisition and plant development as of the date hereof. The Company is still pursuing opportunities in the ethanol industry.

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

Initially, our largest target market is intended to be the consumers able to utilize ethanol as the primary blend component in E85, an unleaded gasoline alternative. In order to reach that market, we must begin by establishing and proving that our fuel reliable and as easily distributed as current competitors.  For any alternative energy product (i.e. solar, biodiesel), we intend to prove market viability prior to engaging in distribution.

Plan of Operation

We are a development stage company which plans to enter into the business of sourcing, marketing and distribution of renewable biofuels and alternative energy products.  Initially we intend to work to source raw materials needed for the domestic manufacture of ethanol in South Florida. We have entered into a Letter of Intent with Cane Fuel, Inc., whereby we intended to enter into agreements to provide sufficient quantities of ethanol feedstock derived from sources other than corn. Such agreements were intended to be joint venture agreements whereby we can work to provide feedstock for ethanol production and participate in the distribution of the blended product. As of the date hereof, our strategic partner (Cane Fuel) has not commenced the property acquisition and development of an ethanol plant and will not for the foreseeable future.

On January 1, 2009, we entered into a Distribution Agreement (the “Agreement”) with Cutversion Technologies Corp. (“Cutversion”) whereby the Company, upon EPA approval, has the right to market and sell an E-85 ethanol conversion kit in the Southeastern U.S. The conversion kit, when completed and approved, will allow all fuel injected vehicles to run on virtually any form of E-85 ethanol regardless of feedstock source. The Company can maintain its exclusive arrangement with Cutversion through the sale of a minimum of 1000 kits within the 12 month period from the time final product becomes available for sale under EPA requirements. The Agreement is effective for a term of three (3) years and continued thereafter for successive one year terms. The conversion kit is not ready for sale and distribution as of the date hereof.

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

We have also pursued other alternative energy products in the areas of solar and biodiesel.

Results of Operations for Period Ended October 31, 2009

As of October 31, 2009, the Company has earned revenues of $-0- and has incurred a net loss since inception of $119,999. Operations have been attributed primarily to start up and business development.

During the three month period ended October 31, 2009, we incurred operating expenses in the amount of $64,185. These operating expenses included professional fees and office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds raised from private investment and publicly registered shares.  As of October 31, 2009, we had cash on hand of $2,326.

Critical Accounting Policies

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

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

Furniture and equipment are recorded at cost and depreciated on a declining balance and straight-line basis over their estimated useful lives, principally two to seven years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs are capitalized and charged against additional paid-in capital when common stock is issued. If there is no issuance of common stock, the costs incurred are charged to operations.

Research and development costs are charged to operations when incurred and are included in operating expenses.

New Accounting Pronouncements

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Item 4.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants and we have no knowledge of any threatened or pending litigation against us or any of our officers or directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2009, we have conducted no sales of the Company’s equity securities.

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

Date: December 21, 2009
/s/ Jack L. Stapleton
Jack L. Stapleton
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
and Director