Form 10-Q/A
period 2009-10-31
Alternative Energy Partners, Inc.
filed 2010-02-12
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment 1)

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer, also serving as Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, management concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, the Chief Executive Officer serves in the capacity of Chief Financial Officer and Principal Accounting Officer and there is no segregation of duties and there is no independent audit committee. Until such time as the Company has received additional funding, it will be unable to remediate the weakness.
Changes   in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended October 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

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

Date:  Feburary 11, 2010
/s/ Jack L. Stapleton
Jack L. Stapleton
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
and Director