Form 10-Q
period 2010-01-31
Alternative Energy Partners, Inc.
filed 2010-03-17
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 15, 2010, there were 44,547,000 shares of our common stock outstanding.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – As of January 31, 2010 (Unaudited) and July 31, 2009 (Audited)	4

	Statements of Operations for the three and six months ended January 31, 2010 and 2009, and for the period from April 28, 2008 (inception) to January 31, 2010 (Unaudited)	5

	Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to January 31, 2010 (Unaudited)	6

	Statements of Cash Flows for the six months ended January 31, 2010 and 2009, and for the period from April 28, 2008 (inception) to January 31, 2010 (Unaudited)	7

	Notes to the financial Statements for the period ended January 31, 2010 (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Item 1. Financial Statements
Alternative Energy Partners, Inc.
(A Development Stage Company)
Financial Statements
January 31, 2010
(Unaudited)

CONTENTS

Page(s)

Balance Sheets - As of January 31, 2010 (Unaudited) and July 31, 2009 (Audited)	4

Statements of Operations -	5
For the three months ended January 31, 2010 and 2009, for the six months ended January 31, 2010 and 2009 and for the period from April 28, 2008 (inception) to January 31, 2010 (Unaudited)

Statement of Changes in Stockholders’ Equity (Deficit)	6
For the six months ended January 31, 2010 and 2009, and for the period from April 28, 2008 (inception) to January 31, 2010 (Unaudited)

Statements of Cash Flows -	7
For the six months ended January 31, 2010 and 2009, and for the period from April 28, 2008 (inception) to January 31, 2010 (Unaudited)

Notes to Financial Statements (Unaudited)	8

Alternative Energy Partners, Inc.
(A Development Stage Company)
Balance Sheets

	January 31, 2010	July 31, 2009
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$361	$66,919
Total Current Assets	361	66,919

Total Assets	$361	$66,919

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$11,654	$4,067
Accrued liabilities	56	2,716
Total Current Liabilities	11,710	6,783

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized;
44,547,000 and 67,047,000 shares issued and outstanding	4,455	6,705
Additional paid-in capital	111,495	109,245
Deficit accumulated during the development stage	(127,299)	(55,814)
Total Stockholders' Equity (Deficit)	(11,349)	60,136

Total Liabilities and Stockholders' Equity (Deficit)	$361	$66,919

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period from April 28, 2008 (Inception) to January 31, 2010
	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2010	2009	2010	2009

Revenues	$-	$-	$-	$-	$-

General and administrative	7,300	4,004	71,485	7,397	127,299

Net loss	$(7,300)	$(4,004)	$(71,485)	$(7,397)	$(127,299)

Net loss per share - basic and diluted	$-	$-	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	44,547,000	22,127,000	45,653,557	66,259,393	60,490,406

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 ( Inception )
to January 31, 2010
(Unaudited)
				Deficit Accumulated During the Development Stage
			Additional Paid In Capital		Total Stockholders' Equity
	Common Stock, $0.0001 Par Value
	Shares	Amount

Proceeds from the issuance of common stock - founders - ($0.00003/share)	66,000,000	$6,600	$(4,400)	$-	$2,200

Proceeds from the issuance of common stock ($0.08/share)	78,000	8	6,492	-	6,500

Net loss for the period from April 28, 2008 (inception) to July 31, 2008	-	-	-	(3,000)	(3,000)

Balance - July 31, 2008	66,078,000	6,608	2,092	(3,000)	5,700

Stock issued for services ($0.005/share)	300,000	30	1,470	-	1,500

Proceeds from the issuance of common stock ($0.08/share)	69,000	7	5,743	-	5,750

Proceeds from the issuance of common stock ($0.17/share)	600,000	60	99,940	-	100,000

Net loss for the year ended July 31, 2009	-	-	-	(52,814)	(52,814)

Balance - July 31, 2009	67,047,000	6,705	109,245	(55,814)	60,136

Cancellation of common stock - founders ($0.0001/share)	(22,500,000)	(2,250)	2,250	-	-

Net loss for the period ended January 31, 2010	-	-	-	(71,485)	(71,485)

Balance - January 31, 2010	44,547,000	$4,455	$111,495	$(127,299)	$(11,349)

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended January 31,		For the Period from April 28, 2008 (Inception) to January 31, 2010

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,485)	$(7,397)	$(127,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services rendered	-	1,500	1,500
Changes in operating assets and liabilities:
Prepaid	-	(315)	-
Increase in accounts payable	7,587	1,551	11,654
Increase (Decrease) in accrued liabilities	(2,660)	-	56
Net Cash Used In Operating Activities	(66,558)	(4,661)	(114,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	250	114,450
Net Cash Provided By Financing Activities	-	250	114,450

Net Increase (Decrease) in Cash	(66,558)	(4,411)	361

Cash - Beginning of Period	66,919	5,700	-

Cash - End of Period	$361	$1,289	$361

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2009.  The interim results for the period ended January 31, 2010 are not necessarily indicative of results for the full fiscal year.

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
January 31, 2010
(Unaudited)

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

A significant estimate in 2010 and 2009 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At January 31, 2010 and July 31, 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At January 31, 2010 and July 31, 2009, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008  (inception) to January 31, 2010, is equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

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

Segment Information

During the fiscal years 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $71,485 and net cash used in operations of $66,558 for the six months ended January 31, 2010; and a working capital deficit of $11,349 and a stockholders’ deficit of $11,349 at January 31, 2010.

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

In response to these problems, management has taken the following actions:

• the Company is seeking third party debt and/or equity financing; and

• the Company is cutting operating costs

Note 4 Fair Value

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

The Company's investment strategy is focused on capital preservation. The Company intends to invest in instruments that meet credit quality standards.  The current expectation is to maintain cash and cash equivalents, once these resources are available.

At January 31, 2010, and July 31, 2009, respectively the Company has no instruments that require additional disclosure.

Note 5 Lease Agreement

On August 15, 2009, the Company entered into an operating lease for office space.  This lease expires on August 15, 2014 and has an option to extend the lease for an additional 3 years at the end of the 5th year.  On September 25, 2009, the Company paid a $9,000 security deposit associated with the execution of this lease.

Effective November 15, 2009, the landlord terminated the lease with the Company with no recourse or arrears owing.  The $9,000 used as a security deposit was utilized to pay the three months of rent.

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

Note 8 Subsequent Events

During February 28, 2010, the Company received an advance of $10,000, from an affiliated entity. The advance bears interest at 8%, is unsecured and due on demand.

The Company has evaluated for subsequent events between the balance sheet date of January 31, 2010 and March 15, 2010, the date the financial statements were issued.

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

On January 1, 2009, we entered into a Distribution Agreement (the “Agreement”) with Cutversion Technologies Corp. (“Cutversion”) whereby the Company, upon EPA approval, has the right to market and sell an E-85 ethanol conversion kit in the Southeastern U.S. The conversion kit, when completed and approved, will allow all fuel injected vehicles to run on virtually any form of E-85 ethanol regardless of feedstock source. The Company can maintain its exclusive arrangement with Cutversion through the sale of a minimum of 1000 kits within the 12 month period from the time final product becomes available for sale under EPA requirements. The Agreement is effective for a term of three (3) years and continued thereafter for successive one year terms .  The conversion kit is not ready for sale and distribution as of the date hereof.

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

Results of Operations for Period Ended January 31, 2010

As of January 31, 2010, the Company has earned revenues of $0 and has incurred a net loss since inception of $127,299. Operations have been attributed primarily to start up and business development.

During the six month period ended January 31, 2010, we incurred operating expenses in the amount of $71,485. These operating expenses included professional fees and office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds raised from private investment and publicly registered shares.  As of January 31, 2010, we had cash on hand of $361

Critical Accounting Policies

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

New Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.
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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended January 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants and we have no knowledge of any threatened or pending litigation against us or any of our officers or directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2010, we have conducted no sales of the Company’s equity securities.

Item 3.  Defaults Upon Senior Securities

There were no defaults since we have no debt and no senior securities outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders.

Item 5.  Other Information.

On February 24, 2010, Registrant’s Board of Directors approved the entry into an Acquisition Agreement to acquire all of the outstanding shares of Sunarias Corporation, as a result of which Sunarias will become a wholly-owned subsidiary of Registrant.  Closing of the acquisition is subject to the satisfactory completion of due diligence by both Registrant and Sunarias and is expected shortly.

Sunarias Corporation is a California corporation engaged in thermal and solar energy management. Sunarias marries absorption chilling and solar thermal technologies to provide commercial buildings with energy efficiency at a lower cost.  Sunarias assists commercial entities in hedging against extraordinary utility costs, and may be appropriate for use by schools, hospitals, or municipal buildings, among others.

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

Date: March 17, 2010

/s/ Jack L. Stapleton
Jack L. Stapleton
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
and Director