Form 10-Q
period 2010-04-30
Alternative Energy Partners, Inc.
filed 2010-06-14
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[Missing Graphic Reference]
FORM 10-Q
[Missing Graphic Reference]

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                                      For the quarterly period ended: April 30, 2010

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

1365 N. Courtenay Parkway, Suite A
Merritt Island, FL 329538
(Address of principal executive offices)

321-452-9091
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
Yes   ☒    No0

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 14, 2010, there were 49,547,000 shares of our common stock outstanding.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Balance Sheets – As of April 30, 2010 (Unaudited) and July 31, 2009 (Audited)	3

	Statements of Operations for the three and nine months ended April 30, 2010 and 2009, and for the period from April 28, 2008 (inception) to April 30, 2010 (Unaudited)	4

	Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to April 30, 2010 (Unaudited)	5

	Statements of Cash Flows for the nine months ended April 30, 2010 and 2009, and for the period from April 28, 2008 (inception) to April 30, 2010 (Unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” All statements other than statements of historical fact contained in this Current Report on Form 8-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the United States Securities and Exchange Commission that are incorporated into this Quarterly Report on Form 10-Q by reference.  The following discussion should be read in conjunction with our annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated into this Quarterly Report on Form 10-Q by reference, and the consolidated financial statements and notes thereto included in our annual and quarterly reports.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q.  Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” “Alternative Energy Partners, Inc., “AEGY”, “Registrant” or the “Company” refer to Alternative Energy Partners, Inc., a Florida corporation.

Item 1. Financial Statements
CONTENTS
		Page(s)

Item 1.	Balance Sheets - As of April 30, 2010 (Unaudited) and July 31, 2009 (Audited)	3

Item 2.	Statements of Operations -	4
	For the three and nine months ended April 30, 2010 and 2009, and for the period from April 28, 2008 (inception) to April 30, 2010 (Unaudited)

Item 3.	Statement of Changes in Stockholders’ Equity (Deficit)	5
	For the period from April 28, 2008 (inception) to April 30, 2010 (Unaudited)

Item 4.	Statements of Cash Flows -	6
	For the nine months ended April 30, 2010 and 2009, and for the period from April 28, 2008 (inception) to April 30, 2010 (Unaudited)

Item 5.	Notes to Financial Statements (Unaudited)	7

Alternative Energy Partners, Inc.
(A Development Stage Company)
Balance Sheets

	April 30, 2010	July 31, 2009
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$1,118	$66,919
Total Current Assets	1,118	66,919

Total Assets	$1,118	$66,919

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$5,665	$4,067
Accrued liabilities	-	2,716
Loan payable and accrued interest to affiliate	12,675	-
Total Current Liabilities	18,340	6,783

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized;
49,547,000 and 67,047,000 shares issued and outstanding	4,455	6,705
Additional paid-in capital	111,995	109,245
Deficit accumulated during the development stage	(133,672)	(55,814)
Total Stockholders' Equity (Deficit)	(17,222)	60,136

Total Liabilities and Stockholders' Equity (Deficit)	$1,118	$66,919

The accompanying footnotes are an integral part of these financial statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period from April 28, 2008 (Inception) to April 30, 2010
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2010	2009	2010	2009

Revenues	$-	$-	$-	$-	$-

General and administrative

Officer Payroll	-	-	26,206	-	43,922
Consulting Fees	-	-	20,500	-	30,500
Professional Fees	4,920	2,500	14,285	7,208	26,994
Filing and Stock Transfer Fees	1,221	1,620	6,784	4,176	12,242
Rent	-	-	9,000	-	9,000
Travel Expense	-	-	-	-	4,773
Interest	175	-	175	-	175
Other	57	297	908	430	6,066

Total Expenses	6,373	4,417	77,858	11,814	133,672

Net loss	$(6,873)	$(4,417)	$(77,858)	$(11,814)	$(133,672)

Net loss per share - basic and diluted	$-	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	44,547,000	66,549,273	45,453,593	66,320,778	58,301,094

The accompanying footnotes are an integral part of these financial statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 ( Inception )
to April 30, 2010
(Unaudited)
				Deficit Accumulated During the Development Stage
			Additional Paid In Capital		Total Stockholders' Equity
	Common Stock, $0.0001 Par Value
	Shares	Amount

Balance – April 28, 2008	-	$-	$-	$-	$-

Proceeds from the issuance of common stock - founders - ($0.00003/share)	66,000,000	6,600	(4,400)	-	2,200

Proceeds from the issuance of common stock ($0.08/share)	78,000	8	6,492	-	6,500

Net loss for the period from April 28, 2008 (inception) to July 31, 2008	-	-	-	(3,000)	(3,000)

Balance - July 31, 2008	66,078,000	6,608	2,092	(3,000)	5,700

Stock issued for services ($0.005/share)	300,000	30	1,470	-	1,500

Proceeds from the issuance of common stock ($0.08/share)	69,000	7	5,743	-	5,750

Proceeds from the issuance of common stock ($0.17/share)	600,000	60	99,940	-	100,000

Net loss for the year ended July 31, 2009	-	-	-	(52,814)	(52,814)

Balance - July 31, 2009	67,047,000	6,705	109,245	(55,814)	60,136

Cancellation of common stock - founders ($0.0001/share)	(22,500,000)	(2,250)	2,250	-	-

Expenses Paid by Shareholders	-	-	500	-	500

Net loss for the period ended April 30, 2010	-	-	-	(77,858)	(77,858)

Balance - April 30, 2010	44,547,000	$4,455	$111,995	$(133,672)	$(17,722)

The accompanying footnotes are an integral part of these financial statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended April 30,		For the Period from April 28, 2008 (Inception) to April 30, 2010

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,858)	$(11,814)	$(133,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid with common stock	-	1,500	1,500
Services paid by shareholder	500	-	500
Increase in accounts payable	1,598	3,500	5,665
Decrease in accrued liabilities	(2,716)	-	-
Increase in accrued interest	175	-	175
Net Cash Used In Operating Activities	(78,301)	(6,814)	(125,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable	12,500	-	12,500
Proceeds from issuance of stock	-	105,750	114,450
Net Cash Provided By Financing Activities	12,500	105,750	126,950

Net increase (decrease) in Cash	(65,801)	98,936	1,118

Cash and cash equivalents, beginning of period	66,919	5,700	-

Cash and cash equivalents, end of period	$1,118	$104,636	$1,118

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing activities:
Issuance of common stock for services	$-	$1,500	$1,500
Payment of services by shareholder treated as increase to additional paid in capital	$500	$-	$500

The accompanying footnotes are an integral part of these financial statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2009.  The interim results for the period ended April 30, 2010 are not necessarily indicative of results for the full fiscal year. Notes to the Financial Statements, which would substantially duplicate disclosures contained in the audited financials for the fiscal year 2009 as reported in Form 10-K, have been omitted.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company intends to become involved in the alternative energy sector.  The Company is searching to acquire emerging growth companies to meet growing demands worldwide in the alternative energy sector.  Subsequent to the reporting period of this report, the Company acquired Sunarias Corporation “Sunarias”. Sunarias is a California corporation engaged in thermal and solar energy management. Sunarias marries absorption chilling and solar thermal technologies to provide commercial buildings with energy efficiency at a lower cost.  Sunarias intends to assist commercial entities in hedging against extraordinary utility costs, and may be appropriate for use by schools, hospitals, or municipal buildings, among others.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

revenues and expenses during the reporting period.  A significant estimate in 2010 and 2009 included a 100% valuation allowance for deferred taxes assets arising from net operating losses incurred since inception.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ materially from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At April 30, 2010 and July 31, 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At April 30, 2010 and July 31, 2009, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008  (inception) to April 30, 2010, is equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

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

Reclassifications

Certain amounts from the prior period financial statements have been reclassified to conform to current period presentation.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

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

At April 30, 2010, and July 31, 2009, respectively the Company has no instruments that require additional disclosure.

Recent Accounting Pronouncements

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

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $77,858 and net cash used in operations of $78,301 for the nine months ended April 30, 2010; and working capital and stockholders’ deficit of $17,222 at April 30, 2010.

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
• as described in Note 4, the Company has received loan proceeds;
• the Company is cutting operating costs, and

On May 5, 2010, the Company’s principal shareholder exchanged with Healthcare of Today, Inc. 25,000,000 shares (56.1%) of Alternative Energy Partners, Inc. for 25,000 shares of Healthcare of Today, Inc. common stock valued in the acquisition agreement at $12.00 per share, or a total acquisition value of $300,000.  On May 18, 2010, Healthcare acquired an additional 5,000,000 common shares of the Company in exchange for all of the outstanding shares of Sunarias Corporation held by it. As a result of these two transactions, Healthcare of Today, Inc. holds 30,000,000 shares of the Company out of a total of 49,547,000 shares outstanding, or 60.5 percent. It is the Company’s intention that this transaction will provide improved liquidity and financing sources.

 Note 4 Loan Payable to Affiliate

During the quarter ended April 30, 2010, the Company entered into two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of April 20, 2010. The loans bear interest at 8% per annum with principal and interest due on demand by the holder of the notes. As of April 30, 2010, accrued interest payable was $175.

Note 5 Lease Agreement

On August 15, 2009, the Company entered into an operating lease for office space. This expires on August 15, 2014 and has an option to extend the lease for an additional 3 years at the end of the 5th year. On September 25, 2009, the Company paid a $9,000 security deposit associated with the execution of this lease.

Effective November 15, 2009, the landlord terminated the lease with the Company with no recourse or arrears owing. The $9,000 used as a security deposit was utilized to pay three months of rent.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 6 Advances – Related Party

During September and October 2009, the Company advanced $5,000 to its Chairman and CEO. These loans were non-interest bearing, unsecured and due on demand. These loans were repaid in October 2009.

Note 7 Stockholders’ Equity (Deficit)

No shares of common stock were issued by the Company during the quarter ended April 30, 2010.

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

On August 5, 2009, the Company effected a 3:1 stock split.  Each stockholder of record as of August 19, 2009 received 2 shares of common stock for each share of common stock they owned.  All share and per share amounts have been retroactively restated.

On August 10, 2009, the Company cancelled 22,500,000 shares of common stock, having a fair value of $750 ($0.00003/share), held by a founder for no additional consideration.

On November 10, 2009, the Company amended its articles of incorporation to increase the authorized common stock to 75,000,000 shares.

During the quarter ended April 30, 2010, a shareholder paid for professional services incurred on behalf of the Company and directed that the payment be treated as a contribution to additional paid in capital in lieu of receiving stock or reimbursement from the Company.

 In May 2010, the Company issued 5,000,000 shares of common stock to acquire Sunarias Corporation, which became a wholly-owned subsidiary of the Company.

Note 8 Subsequent Events

On February 24, 2010, as previously reported on Form 8-K filed on March 3, 2010, the Company’s Board of Directors approved the entry into an Acquisition Agreement to acquire all of the outstanding shares of Sunarias Corporation, as a result of which Sunarias would become a wholly-owned subsidiary of Registrant.  On May 18, 2010, the acquisition of all of the outstanding stock of Sunarias Corporation was closed with the issue of 5,000,000 common shares of the Company for all of the issued and outstanding shares of Sunarias Corporation, as a result of which Sunarias became a wholly-owned subsidiary of the Company. Sunarias Corporation is a California corporation engaged in thermal and solar energy management. Sunarias marries absorption chilling and solar thermal technologies to provide commercial buildings with energy efficiency at a lower cost.  Sunarias assists commercial entities in hedging against extraordinary utility costs, and may be appropriate for use by schools, hospitals, or municipal buildings, among others.

As we have not completed our estimates of fair values of assets and liabilities received in the acquisition, we are unable to provide disclosure of the allocation of the purchase price to the assets and liabilities acquired, including goodwill, if any. Such disclosure will be included in the audited financial statements as of and for the year ended July 31, 2010.

The Company has evaluated for subsequent events between the balance sheet date of April 30, 2010 and June 14 2010, the date the financial statements were issued and there are no other subsequent events to be reported.

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

Our Business

We are a development stage company. The Company was organized under the laws of the State of Florida on April 28, 2008.  We formed our Company for the purpose of establishing renewable fuel sources initially within the State of Florida.  Ethanol was our initial intended product and we intend to establish other alternative energy products including, but not limited to, solar and biodiesel.  Our intended products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there is a multitude of competitive products already in the market place.  Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010.

Sunarias Corporation was formed in California for the purpose of providing commercial buildings with advanced solar thermal energy production, allowing businesses to use alternative energy for less.  It offers Solar Thermal Heating and Cooling by use of a controller developed specifically for this process. Sunarias also offers an advanced trough collector design, complemented by sophisticated control and monitoring systems.  Sunarias acquired the technology and proprietary intellectual property from Gary Reed, in exchange for 100,000 shares of Sunarias common stock.  Effective Jun 2, 2010, Mr. Reed, the developer of the technology, is now our Chairman, sole director and Chief Executive and Financial Officer.

Current Business of the Company

We are a development stage company which plans to enter into the business of providing commercial buildings with advanced solar thermal energy production, allowing businesses to use alternative energy sources.

Plan of Operation

We are a development stage company which plans to enter into the business of providing commercial buildings with advanced solar thermal energy production, allowing businesses to use alternative energy sources. Initially we intend to market advanced solar thermal energy production to commercial businesses in the southern United States.

Our Product

Sunarias intends to provide owners of commercial buildings with its proprietary advanced solar thermal energy production. Sunarias’ products involve Solar Thermal Heating and Cooling combining its creation of a controller developed specifically for this process and its custom high output collector.

Once we begin successful operations, we will carefully monitor the operating parameters of every step in the process, adjusting flows, rates, temperatures, pressures, and times as needed — always for optimal performance. The system would report back to a central monitoring station several times per second. Our staff would then use our software to analyze, record, and report the performance of every system on our network. If a system falls outside required operation, we would immediately dispatch professionals to diagnose and repair.

The following sets forth the major benefits of advanced solar thermal energy production (solar power):

•Solar power is a renewable energy.
•Operating costs for all of our customers will be lower than energy costs from traditional utilities.
•Our customers will benefit in meeting the energy reduction mandates of CA AB32.
•Our energy production occurs during peak demand periods thereby reducing grid loading.
•Solar power is pollution-free during use.

Production end-wastes are manageable using existing recycling technologies. Sunarias’ chillers use non hazardous materials as refrigerants. This is a newer technology and exciting improvements are constantly underway. We not only follow new innovations in the market we explore creative opportunities that lead innovation.

Competitive Advantages

The Company believes there are several competitive advantages with its system over competitive systems.  Sunarias expects to produce its systems for less than the competition and specific technology allows these systems to better monitor, report, test, calibrate and communicate system parameters continuously. As designed, the system technology is capable of evaluating multiple sources of energy such as heat pumps, boilers, gas fired chillers, conventional chillers, and the solar thermal energy collection combined with the absorption chiller.

At this point however, we cannot provide any assurance or guarantee that we will be successful and capitalize upon the believed competitive advantages described above.

Competition

Our competition represents other companies offering similar solar thermal energy production systems.

There can be no assurance that Sunarias will ever be able to compete with any of the competitors described herein.  In addition, there may be other competitors the Company is unaware of at this time that would also impede or prevent the company’s success.

Employees

As of April 30, 2010, Jack Stapleton was our President and CEO. We currently have only one employee, Gary Reed, the developer of the Sunarias technology, who is our President, CEO, and CFO, but we expect to add employees as we expand the business operated by Sunarias.

We also are pursuing acquisitions of other alternative energy products in the areas of solar and biodiesel.

Results of Operations for the Three and Nine Months Ended April 30, 2010

For the three and nine months ended April 30, 2010 and 2009, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $133,672.  For the three months ended April 30, 2010 and 2009, the Company had net losses of $6,373 and $4,417, respectively and for the nine months ended April 30, 2010 and 2009, the Company had net losses of $77,858 and $11,814, respectively.  Our activities have been attributed primarily to start up and business development.

For the three months ended April 30, 2010 and 2009, we incurred operating expenses of $6,373 and $4,417, respectively, resulting primarily from professional services.  For the nine months ended April 30, 2010 and 2009, we incurred operating expenses of $77,858 and $11,814, respectively.  The increases relate primarily to officer payroll, consulting expenses, and professional fees. Additionally, we recorded $9,000 of rent expense in November 2009 due to the termination of a lease agreement

Liquidity and Capital Resources

To date, we have financed our operations from funds raised from private investment and publicly registered shares.  During the quarter ended April 30, 2010, we entered into loan payable agreements with an affiliate, receiving $12,500 in proceeds. These loans are due on demand and accrue interest at 8 percent annually. As of April 30, 2010, we had cash on hand of $1,118.

As of April 30, 2010, we had working capital and stockholders’ deficits of $17,222.  During the three and nine months ended April 30, 2010, we used cash from operations of $11,743 and $78,301, respectively.  These conditions raise substantial doubt about our ability to continue as a going concern.

We are currently seeking third-party debt or equity financing and are focused on reducing costs.  Subsequent to period end, we entered into equity transactions which resulted in control of the Company changing to Healthcare of Today, Inc., which we intend will provide additional funding resources.

If we are unable to secure additional financing to cover our operating losses until breakeven operations can be achieved, there is no assurance that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

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

Contractual Obligations

We currently do not have any contractual obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our chief executive officer, who is also our acting chief financial officer, included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on his review and evaluation as of the end of the period covered by this Form 10-Q, and subject to the inherent limitations all as described above, our chief executive officer, who is also our acting chief financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) contain material weaknesses and are not effective.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses we have identified are the direct result of a lack of adequate staffing in our accounting department. Currently, our chief executive officer and a controller have sole responsibility for receipts and disbursements. We do not employ any other parties to prepare the periodic financial statements and public filings. Reliance on these limited resources impairs our ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. As we grow, and as resources permit, we project that we will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley Section 404 compliance.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended April 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants and we have no knowledge of any threatened or pending litigation against us or any of our officers or directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended April 30, 2010, we have conducted no sales of the Company’s equity securities.

Item 3.  Defaults Upon Senior Securities

There were no defaults since we have no debt and no senior securities outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders.

Item 5.  Other Information.

On February 24, 2010, our Board of Directors approved the entry into an Acquisition Agreement to acquire all of the outstanding shares of Sunarias Corporation, as a result of which Sunarias would become a wholly-owned subsidiary.  Closing of the acquisition occurred on May 18, 2010 with the issue of 5,000,000 shares of our common stock, and Sunarias is now a wholly-owned subsidiary.

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

Date: June 10, 2010

/s/ Gary Reed
Gary Reed
Chief Executive Officer
Chief Financial Officer