Form 10-K
period 2010-07-31
Alternative Energy Partners, Inc.
filed 2010-11-15
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

[Missing Graphic Reference]
FORM 10-K
[Missing Graphic Reference]

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended:  July 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
F or the transition period from                         to                      .

Commission File Number
333-154894

Alternative Energy Partners, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	26-2862564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953
(Address of Principal Executive Offices)

(321)-452-9091
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                                   ☐ YES         ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                                 ☐ YES       ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ YES        ☐ NO

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
YES  [  ]  NO [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter, July 31, 2010 was $6,840,000.

There were 392,031,820 shares of the Registrant’s $.0001 par value common stock outstanding as of November 15, 2010.

Table of Contents

ALTERNATIVE ENERGY PARTNERS, INC.
FORM 10-K

i

ALTERNATIVE ENERGY PARTNERS, INC.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this annual report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K under Item 1A.

PART I

ITEM 1.	BUSINESS

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) is a development stage company. The Company was organized under the laws of the State of Florida on April 28, 2008.  We formed our Company for the purpose of establishing a renewable fuel sources initially within the State of Florida.  Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more.  Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010.  Subsequent to the end of the current fiscal year, we continued our business development by the formation of Élan Energy Corporation, a subsidiary in which will administer the mechanical contracting companies we intend to acquire, and by the acquisitions of SkyNet Energy Systems, Inc. a Nevada corporation in the business of financing and establishing domestic companies’ renewable energy projects in Central and Eastern Europe, R.L.P. Mechanical Contractors, Inc., a mechanical contracting corporation doing business primarily in the Dallas-Fort Worth, Texas area, and Xnergy, Inc., an alternative energy company based in Carlsbad, California.  See, Subsequent Events.

As a result of acquisitions and share exchange transactions at July 31, 2010, Healthcare of Today, Inc. holds 125,352,116 shares of the Company out of the total 278,420,820 outstanding, or 45%.

Current Business of the Company

We are a development stage company which plans to enter into the business of energy production and management.  Our business model of vertical integration recognizes that customers have unique energy needs, and by offering an array of energy services we believe we can best provide customized, efficient energy solutions that will appeal to our markets. We believe our intended products and services could represent an important alternative for customers looking to lower their overhead costs or improve public image through efficient energy usage.

Initially, our largest target market will be the commercial energy market.  In order to reach that market, we will market to industries with an interest in lowering their energy costs or increasing energy efficiency; these industries include healthcare and hospitality.  In order to attract commercial markets, we must begin by establishing and proving that our energy systems are efficient and offer lower cost to use than traditional utilities or systems.  For any alternative energy product, we intend to prove market viability prior to engaging in distribution.

ITEM 1A .	RISK FACTORS

 You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN MANAGING AND OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our current management has limited experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including its attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in the development of an active and liquid trading market for our stock.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD MAY BE ADVERSELY AFFECTED AND INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY IMPACTED.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current SEC rules, our management may conclude that our internal controls over our financial reporting are not effective.  Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

THE LACK OF EXPERIENCED ACCOUNTING STAFF MAY LEAD TO MATERIAL WEAKNESS IN THE PREPARATION OF OUR FINANCIALS.

A material weakness may occur in the preparation of our financials due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures, and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, this could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of the Company’s financial information.

THE DEVELOPMENT OF OUR PRODUCTS MAY BE SLOWER THAN PROJECTED.

The development of our products and services and the implementation of such products in customer environments may take longer than expected. The sales cycle for contemplated products is long and the adoption rates are unknown, thus it may take longer for us to achieve meaningful revenue or meet our projections.

OUR PLANNED EXPANSION COULD BE DELAYED OR ADVERSELY AFFECTED BY, AMONG OTHER THINGS, DIFFICULTIES IN OBTAINING SUFFICIENT FINANCING, TECHNICAL DIFFICULTIES, OR HUMAN OR OTHER RESOURCE CONSTRAINTS.

Our planned expansion could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and operating performances.

WE ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND ANY FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

As described in the products section, for every product we sell, we encounter strong competitors. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Our limited operating history may not provide a meaningful basis for evaluating our business. We entered into its current line of business in May, 2010. We cannot guaranty that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to support our expansion;

•	expand our product offerings and maintain the high quality of our products;

•	manage our expanding operations and continue to fill customers’ orders on time;

•	maintain adequate control of our expenses allowing us to realize anticipated income growth;

•	implement our product development, sales, and acquisition strategies and adapt and modify them as needed;

•	successfully integrate any future acquisitions; and

•
anticipate and adapt to changing conditions in the battery and light bulb industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUES AT LEVELS WE EXPECT.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our producing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT ASSURE YOU THAT OUR GROWTH STRATEGY WILL BE SUCCESSFUL WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow through increasing our product lines. However, there are many obstacles to expand our product lines. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this sustainable growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the Units. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

NEED FOR ADDITIONAL EMPLOYEES.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and operation will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the construction industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

THE LOSS OF THE SERVICES OF OUR KEY EMPLOYEES, PARTICULARLY THE SERVICES RENDERED BY OUR SOLE OFFICER AND DIRECTOR, COULD HARM OUR BUSINESS.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of our sole officer and director. The loss of any key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

WE ARE HIGHLY DEPENDENT ON TECHNOLOGY.

Our business and our results of operations is highly dependent on technology our business faces many technology related risks.  Infringements of our intellectual property could adversely affect our ability to compete. Our patent applications may be rejected in whole or in part in the United States or in other jurisdictions around the world. We may have to defend ourselves against claims of intellectual property infringement, which could be very expensive for us and harm our business and financial condition. We may be a party to lawsuits in the course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

THERE IS SUBSTANTIAL COMPETITION IN THE SOLAR AND THERMAL POWER INDUSTRY, MANY OF WHOM ARE MORE HIGHLY CAPITALIZED THAN US, WHICH COULD LIMIT OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

There is substantial competition in the solar and thermal power industry.  Existing and new competitors may continue to improve their products and to introduce new products with competitive price and performance characteristics.   Our competitors have the advantage of established relationships within the industry and they may be more highly capitalized.  In addition, we cannot assure that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

OUR FUTURE SUCCESS IS DEPENDENT ON INTELLECTUAL PROPERTY OWNED BY US.

The Company may not be able to protect unauthorized use of intellectual property licensed to us and take appropriate steps to enforce its rights.  Although management does not believe that its services infringes on the intellectual rights of others, there is no assurance that the Company may not be the target of infringement or other claims.  Such claims, even if not true, could result in significant legal and other costs associated and may be a distraction to management.  We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights.  Because the policing of intellectual and intangible rights may be difficult and the ideas and other aspects underlying our business model may not in all cases be protectable under intellectual property laws, there can be no assurance that we can prevent competitors from marketing the same or similar products and services.

DIFFICULTIES IN ESTABLISHING A NEW PRODUCT

We are an early stage company, bringing to market an advanced and unproven technology. We may not be able to raise sufficient financing to effect our business plan and deliver products and services that are accepted by customers. If we cannot find adequate capital on reasonable terms, investors will face a significant risk of losing their investments in their entirety.

WE WILL INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating To Our Industry

There is substantial competition in the solar and thermal power industry.  Existing and new competitors may continue to improve their products and to introduce new products with competitive price and performance characteristics.   Our competitors have the advantage of established relationships within the industry and they may be more highly capitalized.  In addition, we cannot assure that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

The Company may not be able to protect unauthorized use of intellectual property licensed to us and take appropriate steps to enforce its rights.  Although management does not believe that its services infringes on the intellectual rights of others, there is no assurance that the Company may not be the target of infringement or other claims.  Such claims, even if not true, could result in significant legal and other costs associated and may be a distraction to management.  We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights.  Because the policing of intellectual and intangible rights may be difficult and the ideas and other aspects underlying our business model may not in all cases be protectable under intellectual property laws, there can be no assurance that we can prevent competitors from marketing the same or similar products and services.

Risks Related To Our Securities

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our Common Stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one’s orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

IN ORDER TO RAISE SUFFICIENT FUNDS TO EXPAND OUR OPERATIONS, WE MAY HAVE TO ISSUE ADDITIONAL SECURITIES AT PRICES WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our common shares outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our articles of incorporation and applicable Florida law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the Securities and Exchange Commission (“SEC”), indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”), and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

CURRENTLY, THERE IS NO PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCES THAT ANY PUBLIC MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING AND, EVEN IF QUOTED, IT IS LIKELY TO BE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS.

We have a trading symbol for our common stock, AEGY, which permits our shares to be quoted on the OTCBB. However, our stock has been thinly traded since approval of our quotation on the over-the-counter bulletin board by FINRA in September, 2008. Consequently, there can be no assurances as to whether:

•	any market for our shares will develop;

•	the prices at which our common stock will trade; or

•
the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these risk factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

WE ARE NOT LIKELY TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate.

WE MAY NOT BE ABLE TO EFFECTIVELY CONTROL AND MANAGE OUR GROWTH.

If our business and markets grow and develop as we expect, it may be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings. Such eventualities will increase demands on our existing management and facilities. Failure to manage this growth and expansion could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

WE MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE OUR SECURITIES MORE DIFFICULT TO SELL.

We may be subject in the future to the SEC’s “penny stock” rules if our securities sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities may find it more difficult to sell their securities.

OUR CONTROLLING SHAREHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Healthcare of Today, Inc. owns approximately 45 percent of our common stock pursuant to the terms of the Exchange Agreement.  In this case, all of our officers and directors may be elected by Healthcare of Today, Inc. which will be able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by this shareholder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest. For example, our controlling shareholders will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We use a corporate office located at 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953 and our telephone number there is (321) 452-9091.  This office space and telephone services are currently being provided free of charge by a subsidiary of our major shareholder, Healthcare of Today, Inc.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently used.

We do not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 .	LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has traded in the over-the-counter market on the OTC Bulletin Board system (“OTCBB”) under the symbol “AEGY.OB” The following table sets forth the range of high and low closing prices of the Common Stock as reported by the OTCBB for each fiscal quarter since trading commenced.

	Closing Prices
	High	Low
FISCAL 2010

First Quarter (August 1, 2009 through October 31, 2009)	$0.1625	$0.0825
Second Quarter (November 1, 2009 through January 31, 2010)	$0.1475	$0.0850
Third Quarter (February 1, 2010 through April 30, 2010)	$0.1488	$0.0875
Fourth Quarter (May 1, 2010 through July 31, 2010)	$0.2725	$0.0450

FISCAL 2009

First Quarter (August 1, 2008 through October 31, 2008)	$0.	$0.
Second Quarter (November 1, 2008 through January 31, 2009)	$0.	$0.
Third Quarter (February 1, 2009 through April 30, 2009)	$0.	$0.
Fourth Quarter (May 1, 2009 through July 31, 2009)	$0.	$0.

On October 29, 2010 the closing price of the Company’s Common Stock as reported by the OTCBB was $0.06 and there were approximately 72 shareholders of record. These prices have been adjusted to reflect the July 20, 2010 4:1 forward stock split and the August 5, 2009 3:1 stock split.

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

Common Stock

As of October 29, 2010 there were approximately 72 beneficial owners of our common stock with 392,031,820 shares issued and outstanding.

During the year ended July 31, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Plan of Operation

Alternative Energy Partners (“AEGY”) is developing a spectrum of energy offerings spanning energy generation and the management of energy consumption.

Alternative Energy Partners’ goal is to provide custom engineering and design of alternative energy systems for businesses and other organizations.  Our products and service offerings are focused on presenting practical energy alternatives to traditional choices.  In order to deliver customized utility systems to our clients, our strategy is to acquire companies that may be vertically integrated so that we may better control the supply chains of the components for our products and services as well as expand our business reach.  The Company’s offerings can be brought to market strategically, affordably, with high probability of acceptance and profitability.

Currently we are engaged in two arenas:  solar thermal energy production and energy management, and we are actively pursuing our options in four additional sectors: security and monitoring; gasification; fuel cell energy production; and power purchase agreements.  In addition to this specific list, other compelling market-ready energy technologies exist.  As those technologies become stronger options given the economic climate or competitive environment, we intend to become involved in those as well, in keeping with our business plan of offering a range of smart energy options to our customers.

1.  ALTERNATIVE ENERGY PRODUCTION

There are several major technologies in the emerging energy market.  Alternative Energy Partners will begin with a focus on solar technology, specifically solar thermal space conditioning or air conditioning and heating.

SUNARIAS CORPORATION

Sunarias Corporation provides on-site solar thermal energy production.  Sunarias embodies the AEGY philosophy that technologies we provide to consumers be both established and affordable.

The solar thermal space conditioning products that Sunarias will deliver to the market are exciting and offer excellent simple paybacks for every system installed. Sunarias offers an engineered customized solution for the combination of these innovative, efficient solar collectors and absorption or adsorption chillers for each application.

Solar energy is not a new concept.  However, recent advancements in solar energy collectors have advanced solar thermal technology significantly.  Further improving on efficiency, Sunarias uses a trough design that is very affordable to produce, stacks for efficient shipping, is light weight, strong enough to withstand strong winds, tracks the sun for optimum productivity and is easy to clean to maintain efficiency.  Sunarias is able to capitalize upon these developments by marketing advanced solar technology options to the consumer.

The uniqueness of the Sunarias proposition is the marriage of two current, successful technologies. (This has been done in Europe, but is new for the American market).  Solar collectors will be married to an absorption chiller, which requires little electricity.  The chiller that Sunarias will use is commercially available through multiple manufacturers. In keeping with our commitment to increased efficiency and lower cost, Sunarias will explore developing new technologies to reduce cost, improve productivity, increase efficiency, lower maintenance costs, improve life, and make smaller systems, thereby tapping into  the residential market.

Ultimately, by combining these technologies, Sunarias will be able to present the commercial market with an affordable system for conditioning spaces; cooling and heating using very little electricity.  In order to best implement these systems into structures, Sunarias will offer a team of engineers experienced in evaluating facilities.  Sunarias has the expertise to design a solar thermal heating and cooling system that will serve clients for many years to come. To accomplish this, Sunarias evaluates the architectural structure of a client’s facility as well as their energy needs for the next two decades.  This lays the foundation for determining the specifications or “right” system to use, which Sunarias then provides.

Sunarias systems are appropriate for a number of markets including government, educational, healthcare, residential, and hospitality.  Sunarias has launched its Sunarias Healthcare Alternative Energy Program, a marketing program targeting the needs of the healthcare sector, which has been repeatedly identified by the government and other entities as a significant power consumer.  Sunarias has recently entered into an agreement to build its first plant at Promise Hospital in Paramount, CA. Promise Hospital is one of the largest freestanding specialty hospitals in the United States.  Sunarias will design and install the solar thermal collectors on the roof, placing the chillers on the ground near the utility main.  Sunarias will be able to replace possibly 200 tons of package units which are very inefficient.

To best source its components and control the vertical chain for its systems, the Sunarias business model includes the acquisition of a number of heating, ventilation and air conditioning (HVAC) companies.  The companies Sunarias will seek to acquire are those strategically located in large metropolitan areas where high summer heat is significant and utility costs are high and going up.  The intent is to find larger companies that have a strong commercial base, dedicated and strategic executive team, and are service rich operations.  Sunarias will then take advantage of the large commercial customer base to introduce, supply and service the solar thermal space conditioning products.  To support this plan, the Company has entered into an agreement to acquire a mechanical contracting company based in the Dallas-Fort Worth, Texas area, and has identified several other similar target companies in California, Colorado, Arizona. The Dallas-Fort Worth-based company’s gross revenues have exceeded $5 million annually in the past, and the acquisition of all of the target companies would result in annual revenues in excess of $25 million.

In keeping with its business model of offering complete service to clients, Sunarias complements its system installations with monitoring services.  To that end, Sunarias intends to acquire a security installation and monitoring company that will allow close surveillance of the installed systems and manage the monthly billing of each or its customers.

Sunarias systems are appealing to the consumer market for a number of reasons including: ability to decrease energy costs; low maintenance; requiring no up-front capital costs (Sunarias provides costs of equipment installation and maintenance); reducing a business’s environmental footprint; offering a risk-free proposition (buildings remain connected to traditional utilities should a need arise).

2.  ENERGY MANAGEMENT

Complementing AEGY’s focus on energy production is its second sector, energy management.  Through controllers, our energy management systems will allow consumers to customize their energy use, as well as reduce their costs significantly.  The AEGY family of companies will be involved in traditional and innovative concepts in energy management and will assist each customer with energy efficiency advances.  This will support our customers in realizing many energy efficiency rebates and incentives available through local utilities.

SHOVON, LLC

On July 9, 2010, we acquired Shovon, LLC, a California limited liability company, from Healthcare of Today, Inc. our majority shareholder, for 18,750,000 shares of our common stock (75,000,000 shares after considering the July 19, 2010 4:1 stock split).  Healthcare of Today, Inc., our parent company, had acquired Shovon, LLC from its previous owners for a total of 416,667 shares of its common stock, valued in the acquisition agreement at $5,000,000. As Shovan had no assets or liabilities at the date of acquisition we valued the acquisition at $1,875 representing par value of the shares provided.

Shovon specializes in advanced control systems. Shovon’s leading edge hardware technology is designed to provide users with web-based remote control capabilities for monitoring and controlling high power or other electrical devices from anywhere in the world.  Shovon’s energy management controls will be appropriate for use in commercial offices, industrial plants, hospitals, hotels, schools and residences.  It is anticipated that Shovon’s hardware will allow clients, from individual consumers to large facility operators, to monitor, control, and optimize energy consumption, resulting in reduced operating costs by offering the convenience of viewing relevant events or statuses (down to the individual appliance level) online.  It is anticipated that this remote monitoring will be enabled from anywhere in the world by using a PC or cell phone.

It is anticipated that Shovon’s advanced control systems will be appropriate for use with our Sunarias subsidiary’s product. At present, Shovon’s design engineers are working on improvements to the Sunarias controller to allow better access through web-based monitoring, maintenance by remote systems management, predictive maintenance, and measurement of energy consumed for billing purposes, which are important aspects of the Sunarias business model.  In keeping with AEGY’s vertical integration model, Sunarias will use the modified Shovon controller to measure the actual performance and consumed offset energy.  The monthly billing to the customers will include the energy used, the offset costs which the utility would have charged, and the comparison from the previous period and year.

Shovon has potential in energy management and automation outside of the Sunarias product line as well. Shovon’s control systems could be useful in commercial buildings for to manage lighting, occupancy responses for air conditioning, security, process controls and event scheduling.

3.  SECURITY AND MONITORING

In order to optimize performance, AEGY, where applicable, will provide security for its energy systems.  For example, Sunarias’ solar thermal systems are complemented by 24-7 monitoring.  AEGY may acquire or otherwise contract with security companies to provide security and monitoring services where appropriate.  The incorporation of security cameras on installations would protect the systems from damage and theft while providing a monitoring hub for the system’s performance.  Providing security and monitoring services would also allow for the dispatch of HVAC technicians should a system’s performance decline for any reason.

4.  GASIFICATION

We have identified two gasification technologies to date and continue to explore opportunities in this area.  Gasification includes multiple technologies that convert solids to gas that can be either burned or consumed to generate energy. The gasification technologies AEGY is exploring create byproducts which are useful in the Sunarias energy production systems.    Specifically, gasification converts trash to an energy that is consumed to produce electricity generation with a heat byproduct. That heat byproduct is then captured and consumed in absorption chilling, the process used by Sunarias.

5.  FUEL CELL ENERGY PRODUCTION

Alternative Energy Partners’ fifth sector is fuel cell energy production.  Currently, fuel cell energy production is considered a future technology that will be feasible within a five year window.  The fuel cell energy market is currently experiencing high market demand that it is unable, through its two major manufacturers, to satisfy.  This indicates a limit of manufacturing capacity that Alternative Energy Partners will exploit.  Fuel Cells can be placed wherever electricity is consumed, within some limitations.  This point of use feature reduces demand on the grid.  A major consumer market for fuel cells is hospitals, larger schools and colleges, manufacturing facilities and even small communities.

6.  POWER PURCHASE AGREEMENTS

AEGY also plans to engage in the purchase of solar photo voltaic power purchase agreements (“PPAs”) through its wholly-owned subsidiary SkyNet Energy Systems, Inc.  PPAs have a variety of applications.  In the context in which we employ them, PPAs, which we call Energy Service Agreements (“ESAs”), are contracts between an electricity generator and a power purchaser, whereby a power purchaser buys energy, and sometimes capacity and/or ancillary services, from an electricity generator.  Under an ESA, the seller is typically an independent power producer, so the ESA is often regarded as the central document in the development of independent electricity-generating assets (power producers), and is a key to obtaining financing for projects.

As a means to tap into the ESA market, we acquired SkyNet in September, 2010 to capitalize on existing ESAs and Line Reservations in Eastern Europe.  The acquisition was completed in October, 2010 with the issuance of 30,000,000 shares of our common stock to Healthcare of Today, Inc., our parent company, and its previous owner, which in turn had acquired the company pursuant to an acquisition agreement dated July 10, 2010 for 250,000 shares of its common stock valued in the acquisition agreement at $3,000,000. SkyNet and its partners intend to develop renewable energy projects such as solar farms, based existing agreements with government-sponsored utilities that guarantee the purchase of all of the power that will be provided by the organization’s energy production. Skynet has signed an agreement that will give it access to obtain Line Reservations in Europe, with a guaranteed minimum sale of 19.65MW energy at local prices ranging from approximately US $0.42/kw to US $0.72/kw. Pursuant to the agreement, Skynet will provide energy in Europe, including Bulgaria and the Czech Republic.

Our model of energy provision is different; for example, with regard to solar thermal energy, we have the ability to advance the costs of system installation and maintenance.  In addition to promoting lower operating costs than those of traditional utilities, Sunarias™ systems may allow businesses to conveniently meet individual corporate missions or governmental energy reduction mandates such as CA AB32.  Regardless of whether they are formally required to do so, many local governments, companies, and individuals are now taking actions to reduce their greenhouse gas emissions or to lock in lower energy costs in a long term agreement with a company like ours while improving their public image through thoughtful use of energy.

While reduction of greenhouse gas emissions is a newer interest for the United States, there is strong market as well as government and societal support for alternative energy production in Europe.  The European Union has mandated that 20% of energy come from renewable resources by 2020.  Accordingly, AEGY, through SkyNet, has planned to focus a sales partnership/initiative in Europe, to further engage in this thriving market and grow its presence there.

Competition

Our competition represents other companies offering an array of alternative energy options and customizable energy solutions under one umbrella.

There can be no assurance that AEGY will ever be able to compete with any of the competitors described herein.  In addition, there may be other competitors the Company is unaware of at this time that would also impede or prevent the company’s success.

Employees

We currently have only one executive employee, Gary Reed, the developer of the Sunarias technology, who is our President, CEO, and CFO, and one administrative employee, but we expect to add employees as we expand the business operated by Sunarias and AEGY.  Completion of the acquisitions of Shovon, SkyNet and RLP will add additional employees to the corporate group.  In addition, we have entered into an administrative, financial, legal and systems service agreement with CFOs to Go, Inc., a Nevada corporation, effective October 1, 2010, under which CFOs to Go will manage the financial, legal, administrative functions of the Company for a fixed monthly fee, initially $10,000 per month, including providing chief financial officer and controller services, corporate general counsel services, human resource management, central network and accounting systems, centralized purchasing and supply chain management and similar non-operating services.  CFOs to Go, Inc. is a wholly-owned subsidiary of Healthcare of Today, Inc., our majority shareholder, and provides similar services to other public and private companies for a monthly fee.

Results of Operations for the Years Ended July 31, 2010 and 2009.

For the years ended July 31, 2010 and 2009, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $166,921.  For the year ended July 31, 2010 and 2009, the Company had net losses of $111,107 and $52,814, respectively.  Our activities have been attributed primarily to start up and business development.

For the years ended July 31, 2010 and 2009, we incurred operating expenses of $111,107 and $52,814, respectively.  The increases relate primarily to officer payroll, consulting expenses, and professional fees. Additionally, we recorded $9,000 of rent expense in November 2009 due to the termination of a lease agreement

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the years ended July 31, 2010 and 2009 and since April 28, 2008 (date of inception) through July 31, 2010, the Company has had net losses of $111,107, $55,814 and $166,921, respectively. As of July 31, 2010, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through July 31, 2010 we raised cash of $114,450 through private placements of common stock financings. During November 2008, our Form S-1 Registration Statement became effective and we raised $100,000 through common stock sales. The proceeds from the sale of this common stock have been used for general and administrative expenses.

On September 30, 2010, we entered into a Securities Purchase Agreement with Ambrose & Keith Fund, LLC (“Ambrose”) under which we may,  at  our sole discretion,  periodically  sell  to  Ambrose shares  of  the our common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the Securities Purchase Agreement, Ambrose will pay us an amount equal to 85 percent of the lowest volume weighted average price of our common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board, or other principal market on which our common stock is traded, for the five days immediately following the notice date. The price paid by Ambrose for our stock will be determined as of the date of each individual request for an advance under the Securities Purchase Agreement. Ambrose’s obligation to purchase shares of our common stock under the Securities Purchase Agreement is subject to certain conditions, including our obtaining an effective registration  statement  for  shares  of  our common stock sold under the Securities Purchase Agreement, and is limited to  $500,000  for each 10 consecutive  trading days after the advance notice is provided to Ambrose. Upon the execution of the Securities Purchase Agreement, Ambrose was entitled to receive as a one-time commitment fee two million dollars worth of shares of the Company's common stock. The initial one-half of this fee was satisfied with the issue of 11,111,000 shares of common stock on September 28, 2010, and the remainder will be paid on the effective date of the planned S-1 registration statement to be filed shortly after the filing of this Report.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of July 31, 2010, we had an accumulated deficit of $166,921 and a working capital deficit of $65,180.

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

Contractual Obligations

We currently do not have any recurring contractual obligations other than the administrative services agreement with CFOs to Go, Inc., commencing October 1, 2010 and the Securities Purchase Agreement with Ambrose & Keith Fund, LLC discussed above.

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

Recent Accounting Pronouncements:

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Alternative Energy Partners, Inc.
(A Development Stage Company)
Financial Statements
July 31, 2010 and 2009

CONTENTS

Page(s)

Reports of Independent Registered Certified Public Accounting Firms	18-19

Consolidated Balance Sheets - As of July 31, 2010 and 2009	20

Consolidated Statements of Operations -	21
For the year ended July 31, 2010 and 2009
and the period from April 28, 2008 (inception)
through July 31, 2010

Statement of Changes in Stockholders’ Equity	22
For the years ended July 31, 2010 and 2009
and the period for April 28, 2008
(inception) to July 31, 2008

Statements of Cash Flows -	23
For the year ended July 31, 2010 and 2009
and the period from April 28, 2008 (inception)
through July 31, 2010

Notes to Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alternative Energy Partners, Inc.

We have audited the accompanying consolidated balance sheet of Alternative Energy Partners, Inc. and subsidiaries (a development stage company) as of July 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Alternative Energy Partners, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Partners, Inc. and subsidiaries as of July 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has had minimal operations to date, has an accumulated deficit, and negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida
November 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of:
Alternative Energy Partners, Inc.
We have audited the accompanying balance sheet of Alternative Energy Partners, Inc. (a development stage company) as of July 31, 2009, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and for the period from April 28, 2008 (inception) to July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit perform of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Partners, Inc. (a development stage company) as of July 31, 2009, and the results of its operations and its cash flows for the year then ended, and for the period from April 28, 2008 (inception) to July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.
/s/ Berman & Company, P.A.
Boca Raton, Florida
November 10, 2009

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	July 31,
	2010	2009
Assets

Current Assets
Cash	$163	$66,919
Total Current Assets	163	66,919

Other Assets
Solar generation technology (net)	95,000	-
Goodwill	1,875	-
Total Other Assets	98,542	-

Total Assets	$97,038	$66,919

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$8,390	$4,067
Accrued liabilities	2,210	2,716
Loans and interest payable	12,925	-
Related Party Payable-HOTI	19,033	-
Total Current Liabilities	42,558	6,783

Common stock, $0.0001 par value, 500,000,000 shares authorized;
278,420,820 and 268,188,000 shares issued and outstanding	27,842	26,819
Additional paid-in capital	193,559	89,131
Deficit accumulated during the development stage	(166,921)	(55,814)
Total Stockholders' Equity	54,480	60,136

Total Liabilities and Stockholders' Equity	$97,038	$66,919

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

		For the Year Ended July 31, 2009	For the Period from April 28, 2008 (Inception) to July 31, 2010

	For the Year Ended July 31, 2010

Revenues	$-	$-	$-

Consulting fees-related parties	52,131	10,000	62,131

Professional fees	22,308	12,709	35,017

Salaries and Wages	13,045	14,363	30,761

Rent	9,000	-	9,000

Other general and administrative	14,623	15,742	30,012

Net loss	$(111,107)	$(52,814)	$(166,921)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year/period - basic and diluted	189,997,829	266,111,276	231,285,786

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended July 31, 2010 and 2009. For the Period from April 28, 2008 (Inception) to July 31, 2008

				Deficit Accumulated During the Development Stage
			Additional Paid In Capital		Total Stockholders' Equity
	Common Stock, $0.0001 Par Value
	Shares	Amount

Proceeds from the issuance of common stock - founders - ($0.0000075/share)	264,000,000	$26,400	$(24,200)	$-	$2,200

Proceeds from the issuance of common stock ($0.02/share)	312,000	31	6,469	-	6,500

Net loss for the period from April 28, 2008 (inception) to July 31, 2009	-	-	-	(3,000)	(3,000)

Balance - July 31, 2008	264,312,000	26,431	(17,731)	(3,000)	5,700

Stock issued for services ($0.00125/share)	1,200,000	120	1,380	-	1,500

Proceeds from the issuance of common stock ($0.02/share)	276,000	28	5,722	-	5,750

Proceeds from the issuance of common stock ($0.04125/share)	2,400,000	240	99,760	-	100,000

Net loss for the year ended July 31, 2009	-	-	-	(52,814)	(52,814)

Balance - July 31, 2009	268,188,000	$26,819	$89,131	$(55,814)	$60,136

Cancellation of common stock ($0.000025/share)	(90,000,000)	(9,000)	9,000	-	-

Expenses paid by Shareholders	-	-	5,945	-	5,945

Issuance of common stock ($0.005/share)-Sunarias acquisition	20,000,000	2,000	95,000	-	97,500

Issuance of common stock ($0.000025/share)-Shovan acquisition	75,000,000	7,500	(5,625)	-	1,875

Stock issued for services ($0.000025/share)	5,232,820	523	(392)	-	131

Net loss for the year ended July 31, 2010	-	-	-	(111,107)	(111,107)

Balance - July 31, 2010	278,420,820	$27,842	$193,559	$(166,921)	$54,480

See accompanying notes to consolidated financial statements.
Alternative Energy Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended July 31, 2010	For the Year Ended July 31, 2009	For the Period from April 28, 2008 (Inception) to July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ (111,107)	$ (52,814)	$ (166,921)
Adjustments to reconcile net income to net cash
used in operating activities:
Amortization	2,500	-	2,500
Stock issued for services	131	1,500	1,631
Changes in assets and liabilities
Services paid by shareholder	5,945	-	5,945
Increase in accounts payable	4,323	4,067	8,390
Increase in payroll liabilities	2,210	-	2,210
Increase (decrease) in accrued liabilities	(2,716)	2,716	-
Increase in accrued interest	425	-	425
Net Cash Used In Operating Activities	(98,289)	(44,531)	(145,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	12,500	-	12,500
Proceeds from related party payable - HOTI	19,033	-	19,033
Proceeds from issuance of stock	-	105,750	114,450
Net Cash Provided by Financing Activities	31,533	105,750	145,983

Net increase in Cash	(66,756)	61,219	163

Cash and cash equivalents, beginning of period	66,919	5,700	-

Cash and cash equivalents, end of period	$ 163	$ 66,919	$ 163

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTARY NON-CASH DISCLOSURES
Acquisition of Sunarias Corporation for Stock	$ 97,500	$ -	$ 97,500
Acquisition of Shovan, Inc. for Stock	$ 1,875	$ -	$ 1,875

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2010 and 2009

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

Principles of Consolidation

The accompanying consolidated financial statements include Alternative Energy Partners, Inc. and its wholly-owned subsidiaries, Sunarias Corporation, acquired on  May 18, 2010, and  Shovan, LLC, acquired on July 7, 2010. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At July 31, 2010 and 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At July 31, 2010 and 2009, respectively, there were no balances that exceeded the federally insured limit.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Earnings per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from April 28, 2008 (inception) to July 31, 2010, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

Income Taxes

The Company accounts for income taxes under the liability method.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At July 31, 2010 and 2009, respectively, the Company did not record any liabilities for uncertain tax positions.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Fair Value of Financial Instruments

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

At July 31, 2010, the Company has no instruments that require additional disclosure.The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (August 1, 2011 for the Company). As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2010 and 2009

In June 2009, the FASB issued ASU 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. ASU 2009-17 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (August 1, 2010 for the Company). The Company is currently evaluating the effect the adoption of ASU 2009-17 will have on its financial statements.

Reclassifications

Certain amounts reflected in the accompanying consolidated financial statements for the year ended July 31, 2009 have been reclassified to conform to current year presentation.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has not yet emerged from the development stage, has a net loss of $111,107 and net cash used in operations of $98,289 for the year ended July 31, 2010; and negative working capital working capital of $42,395 and an accumulated deficit of $166,921 at July 31, 2010.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	the Company is seeking third party debt and/or equity financing;
•	the Company is cutting operating costs, and
•	as described in Notes 6 and 7, the Company has been involved in numerous acquisitions with the intent of beginning operations and achieving a level of profitability

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31,2010 and 2009
Note 3 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $167,000 at July 31, 2010, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at July 31, 2010 and 2009 are as follows:
	2010	2009
Gross deferred tax assets:
Net operating loss carryforwards	$(166,921)	$(55,814)
Total deferred tax assets	62,000	20,000
Less: valuation allowance	(62,000)	(20,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at July 31, 2009 was approximately $20,000. The net change in valuation allowance during the year ended July 31, 2010 was an increase of approximately $42,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2010.

The actual tax benefit differs from the expected tax benefit for the periods ended July 31, 2010 and 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	2010	2009

Expected tax expense (benefit) – Federal	$(35,900)	$(17,000)
Expected tax expense (benefit) – State	(6,100)	(3,000)
Non-deductible stock compensation	-	1,000
Change in Valuation Allowance	42,000	19,000
Actual tax expense (benefit)	$-	$-

Note 4 Loans Payable to Affiliates

During the quarter ended April 30, 2010, the Company entered into two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of July 31, 2010. The loans bear interest at 8% per annum with principal and interest due on demand by the holder of the notes. As of July 31, 2010, accrued interest payable was $425.

At July 31, 2010, the Company has related party payable to HOTI, its parent company, of $19,033 for cash advances received from HOTI. The advances are non interest bearing and due upon demand.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Note 5 Lease Agreement

In August 2009, the Company entered into an operating lease for office space which was due to expires in August 2014. On September 25, 2009, the Company paid a $9,000 security deposit associated with the execution of this lease. Effective November 15, 2009, the landlord terminated the lease with the Company with no recourse or arrears owing. The $9,000 used as a security deposit was utilized to pay three months of rent. The Company has not entered into any  new lease agreements.

Note 6 Acquisitions

On May 18, 2010, the Company acquired from Healthcare of Today, Inc., its parent company, all of the outstanding stock of Sunarias Corporation, a development stage entity, in exchange for 5,000,000 common shares (20,000,000 shares reflective of the 4:1 stock split on July 19, 2010).  The transaction was valued at $97,500 which approximates both the carrying value at the time of acquisition, and the fair value of the technology asset acquired.  No other assets or liabilities were acquired, resulting in the entire purchase price being allocated to the technology asset.

On July 9, 2010, the Company also acquired from Healthcare of Today, Inc., its parent company, all the outstanding stock of Shovan, LLC (“Shovon”), a development stage entity, in exchange for 18,750,000 common shares (75,000,000 shares reflective of the 4:1 stock split on July 19, 2010).  As Shovon had no assets or liabilities, the transaction was valued at par value of the Company’s shares, or $1,875.  Consequently, this purchase price was allocated to goodwill.

Note 7 Stockholders’ Equity

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

During the quarter ended April 30, 2010, a shareholder paid $5,945 for professional services incurred on behalf of the Company and directed that the payment be treated as a contribution to additional paid in capital in lieu of receiving stock or reimbursement from the Company.

On May 18, 2010, the Company issued 5,000,000 shares of common stock to acquire Sunarias Corporation, which became a wholly-owned subsidiary of the Company.

On July 7, 2010, a total of 1,308,205 shares of common stock were issued in payment of consulting services valued at par value, including 416,667 shares issued to the Company’s Chairman, Gary Reed. The shares were deemed founder shares and valued at par value.

On July 9, 2010, 18,750,000 shares of common stock were issued as part of the acquisition of Shovon, LLC, which became a wholly-owned subsidiary of the Company.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2010 and 2009

On July 19, 2010, the Company effected a 4:1 stock split.  Each stockholder of record as on the ex-dividend date of July 20, 2010, received 3 shares of common stock for each share of common stock they owned.  All share and per share amounts have been retroactively restated.

On July 20, 2010, the Company amended its articles of incorporation to increase the authorized common stock to 500,000,000 shares.

As a result of these transactions, there were 278,420,820 common shares outstanding at July 31, 2010.

Note 8 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of July 31, 2010 and November 15, 2010, the date these financial statements were issued.

On August 6, 2010, the Company filed a Form S-8 registration statement registering 16,500,000 shares of common stock issued to certain advisers and consultants.

On September 28, 2010, the Company issued 11,111,000 shares to Ambrose & Keith, LLC as partial payment of a commitment fee under the Share Purchase Agreement.

On October 4, 2010, the Company entered into an agreement to acquire Xnergy, Inc., an alternative energy company based in Carlsbad, California.

On October 22, 2010, the Company issued 56,000,000 shares of common stock for the acquisition of R.L.P. Mechanical Contractors, Inc.

On October 27, 2010, the Company issued 30,000,000 shares for the completion of the acquisition of SkyNet Energy, Inc.

The purchase accounting for the above acquisitions has not been completed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A,	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and consulting principal accounting officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending July 31, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and consulting principal accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and consulting principal accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2010 under the criteria set forth in the Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended July 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

Formation of New Subsidiary and Acquisitions

Subsequent to July 31, 2010, AEGY formed one subsidiary, acquired two existing entities, and entered into an agreement to acquire one more.

SkyNet

On August 19, 2010, we acquired SkyNet Energy Systems, Inc (“SkyNet”), a Florida Corporation, from Healthcare of Today, Inc., our majority shareholder (“Healthcare”), in exchange for 30,000,000 shares of our common stock.  Healthcare had previously acquired SkyNet in exchange for 250,000 shares of Healthcare common stock, valued, for purposes of the acquisition, at $12.00 per share.

We plan to engage in the purchase of solar photo voltaic power purchase agreements (“PPAs”) through our acquisition of SkyNet Energy Systems, Inc., as a wholly-owned subsidiary.  PPAs have a variety of applications.  In the context in which we employ them, PPAs, which we call an Energy Service Agreements (“ESAs”), are contracts between an electricity generator and a power purchaser, whereby a power purchaser buys energy, and sometimes capacity and/or ancillary services, from an electricity generator.  Under an ESA, the seller is typically an independent power producer, so the ESA is often regarded as the central document in the development of independent electricity-generating assets (power producers), and is a key to obtaining financing for projects.

SkyNet is in the business of contracting with domestic companies to develop renewable energy projects, mainly in foreign markets.  SkyNet intends to capitalize on existing ESAs and Line Reservations.  SkyNet and its partners intend to develop renewable energy projects such as solar farms, based existing agreements with government-sponsored utilities that guarantee the purchase of all of the power that will be provided by the organization’s energy production. Skynet has signed an agreement that will give it access to obtain Line Reservations in Europe, with a guaranteed minimum sale of 19.65MW energy at local prices ranging from approximately $0.42/kw to $0.72/kw. Pursuant to the agreement, Skynet will provide energy in Europe, including Bulgaria and the Czech Republic.

Ếlan Energy Corporation

On September 10, 2010, we formed Élan Energy Corporation (“Élan”), incorporating Élan in the state of Nevada.  As part of its business model, AEGY intends to acquire mechanical contracting businesses, and Élan will coordinate and integrate AEGY’s mechanical contracting subsidiaries. Élan will provide a central management structure and, by virtue of its oversight, administrative integration, and coordination of key business functions such as purchasing, reduce operating costs and maximize each mechanical contracting subsidiary’s business potential.

Xnergy, Inc.

On October 4, 2010, we entered into an agreement with Healthcare of Today, Inc., our majority shareholder (“Healthcare”), to acquired Xnergy, Inc., a California corporation, (“Xnergy”).  Xnergy specializes in turn-key energy conservation design-build and maintenance solutions for a number of industries including Biotech, High Tech, Medical Device Manufacturing, Pharmaceutical and Semi-Conductor Industries. Xnergy, a leader in the alternative energy field, and has over 80 MW of interconnect experience.

Xnergy analyzes a client facility's energy profile and determines the optimal systems, equipment, technology, Energy Conservation Measures, and strategies for the facility's use. Xnergy offers energy auditing and LEED consulting, and is at the forefront of the ever-changing sustainability and green-build movement. Drawing from over 20 years of construction experience, Xnergy provides a single source for project management, execution, and maintenance of energy and green-building projects.

Xnergy has been responsible for a number of high-profile projects including a major expansion for Abbott Laboratories, an energy retrofit for the City Hall of Encinitas, commissioning of cogeneration plants for the Naval Medical Center, San Diego, laboratory construction for The Scripps Research Institute, facility refurbishment for Johnson and Johnson, and mechanical systems for the Gemological Institute of America. Xnergy is currently engaged with the John Wayne Airport Terminal Expansion Cogeneration Plant project.

R.L.P. Mechanical Contractors, Inc.

On October 22, 2010, we acquired R.L.P. Mechanical Contractors Inc., a Texas corporation (“RLP”) and placed it in its Élan subsidiary, making RLP Élan’s first subsidiary.  We acquired RLP from Healthcare of Today, Inc., our majority shareholder (“Healthcare”), in exchange for 56,000,000 shares of our common stock.  Healthcare had previously acquired RLP in a merger in exchange for 208,334 shares of Healthcare common stock, valued, for purposes of the merger, at $12.00 per share, and $2,500,000 in cash.

RLP is a full service mechanical contractor specializing in hospital renovations. The company designs and installs medical gas, air handling, and plumbing & piping systems in the Dallas-Fort Worth metro area.  RLP is the first of several planned acquisitions in the energy contracting field, each targeted to broaden AEGY’s abilities and market reach.

RLP’s unaudited financial statements are available in the form 8-K filed by AEGY on November 1, 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company as of July 31, 2010:

Name	Age	Position
Gary Reed	63	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Biographies

Gary Reed serves as Chief Executive Officer and Chairman of the Board.  Mr. Reed is a seasoned executive, with management experience at a number of chemicals and products companies including Essex Specialty Products, a subsidiary of DOW Chemical. In these positions he has worked closely with an extensive client list including US and Foreign governments. Most recently, Reed served as a Director for a collegiate program in California, directing a $180M construction budget and overseeing innovative energy projects. Reed is LEED AP certified.

AUDIT COMMITTEE

The Company has not, as of the date of this Report, assembled an Audit Committee because of its current status. The Company at an appropriate time will institute an Audit Committee.

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

ITEM 11.	EXECUTIVE C OM PENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gary Reed, Chairman of the Board	2010	0	0	1,668	0	0	0	0	1,668
	2009	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT JULY 31, 2010

As part of the acquisition of Sunarias Corporation and his agreement to serve as Chairman and CEO of the Company, it was agreed that Mr. reed would receive a total of 1,666,667 common shares (pre-split) of the Company in 4 equal installment every 3 months.  The first installment of 416,667 (pre-split) shares was issued to Mr. Reed on July 7, 2010, and, as a result of the 4 for 1 split on July 19, 2010, is not 1,666,667 shares.

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
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Jack Gary Reed, CEO	1,666,667	--%

All Directors and executive officers as a group (3 persons)	144,647,884	52%

Healthcare of Today, Inc.	144,647,884	36%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the years ended, July 31, 2010 and 2009, we were billed by our then independent registered public accounting firm, Berman & Company, P.A. approximately $4,500 and $10.420 for audit and review fees associated with our 10-K, 10-Q and S-1filings.

Tax Fees

During the years ended, July 31, 2010 and 2009, we were billed by our independent registered public accounting firm, Berman & Company, P.A., approximately $500 for tax work.

All Other Fees

During the years ended, July 31, 2010 and 2009, we were billed by independent registered public accounting firm, Berman & Company, P.A.  approximately $0 for other work.

On May 18, 2010, the Company engaged Berman, Hopkins, Wright & LaHam, CPAs & Associates, LLP as our independent auditors in place of Berman & Company, P.A., as announced on a Form 8-K Report filed on May 26, 2010.  No fees were billed to the Company for our services during the fiscal year ended July 31, 2010 by Berman, Hopkins, Wright & LaHam, CPAs & Associates, LLP.

On July 1, 2010, the Board of Directors of the Company engaged Moss, Krusick & Associates, LLC of Winter Park (Orlando), Florida (“Moss, Krusick”) as the Company’s new independent public accounting firm, as reported on a Form 8-K Report filed on September 27, 2010..  Moss, Krusick was formed as a result of the split off of a substantial portion the securities practice of Berman Hopkins Wright & LaHam, CPAs and Associates, LLP (“Berman Hopkins”) into Moss Krusick.  This was a result of the decision by Berman Hopkins, our former auditors to resign as our independent auditors to substantially reduce their securities audit practice.  The principals of Moss, Krusick are the same auditors who were engaged on the audit of the Company while at Berman Hopkins. Moss, Krusick did not bill the Company for any services rendered during the quarter ended July 31, 2010.

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

ITEM 15.	EXHIBITS AND FIN AN CIAL STATEMENT SCHEDULES

Regulation Number	Exhibit
3.1	Certificate of Incorporation, as amended (1)

3.2	Certificate of Amendment (1)

3.3	Bylaws (1)

3.1.1	Articles of Amendment dated July 20, 2010.

31.1 31	Rule 13a-14(a) Certifications of Chief Executive Officer and Principal Accounting Officer

32.1 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Principal Accounting Officer

(1)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form S-1, file no. 333-154894, filed on October 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY PARTNERS, INC.

Dated: November 15, 2010	By:	/s/ Gary Reed
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: November 15, 2010	By:	/s/ John Burke
Principal Accounting Officer