Form 10-Q
period 2010-10-31
Alternative Energy Partners, Inc.
filed 2010-12-20
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: October 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 20, 2010, there were 10,440,637 shares of our common stock outstanding.

INDEX

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets – As of October 31, 2010 (Unaudited) and July 31, 2010 (Audited)	2

	Consolidated Statements of Operations for the three months ended October 31, 2010 and 2009, and for the period from April 28, 2008 (inception) to October 31, 2010 (Unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to October 31, 2010 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended October 31, 2010 and 2009, and for the period from April 28, 2008 (inception) to October 31, 2010 (Unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Removed and Reserved	21

Item 5.	Other Information	21

Item 6.	Exhibits	23

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” All statements other than statements of historical fact contained in this Form 10-Q, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed below and those discussed in other documents we file with the United States Securities and Exchange Commission that are incorporated into this Quarterly Report on Form 10-Q by reference. The following discussion should be read in conjunction with our annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated into this Quarterly Report on Form 10-Q by reference, and the consolidated financial statements and notes thereto included in our annual and quarterly reports. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

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

Item 1. Financial Statements
Alternative Energy Partners, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Balance Sheets
October 31, 2010
(Unaudited)
	October 31, 2010 (Unaudited)	July 31, 2010 (Audited)
Assets
Current Assets
Cash	$98,073	$163
Contracts receivable	762,179	-
Other current assets	1,500,600	-
Related party receivable	10,081	-
Total Current Assets	2,370,933	163

Fixed Assets
Fixed assets (Net)	596,000	-
Total Fixed Assets	596,000	-

Other Assets
Solar generation technology (net)	92,500	95,000
Goodwill	4,279,275	1,875
Total Other Assets	4,371,775	96,875

Total Assets	$7,338,708	$97,038
Liabilities & Stockholders' Equity

Current Liabilities
Accounts payable	$101,908	$8,390
Accrued liabilities	28,100	2,210
Loans and interest payable	29,149	12,925
Related party payable- HOTI	-	19,033
Sales tax payable	8,609	-
Accrued interest	1,159	-
Total Current Liabilities	168,925	42,558

Long Term Liabilities
Notes payable	100,000	-
Total Long Term Liabilities	100,000	-

Total Liabilities	268,925	42,558

Stockholders’ Equity (Deficit)
Common Stock, $0.0001 par value, 10,000,000 shares authorized 7,840,636 and 5,568,416 shares issued and outstanding	784	557
Additional paid in capital	9,845,617	220,844
Deferred equity	(1,000,000)	-
Deficit accumulated during the development stage	(1,776,618)	(166,921)
Total Equity	7,069,783	54,480

Total Liabilities and Stockholders' Equity	$7,338,708	$97,038

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended October 31,		For the Period from April 28, 2008 (Inception) to October 31, 2010
	2010	2009

Revenues	$ 5,003	$ -	$ 5,003
Cost of Sales	2,980	-	2,980
Gross Margin	2,023	-	2,023

General & Administrative
Consulting fees-related parties	1,515,000	-	1,577,131
Professional fees	14,306	-	49,322
Salaries and wages	37,982	-	68,743
Rent	-	-	9,000
Other general and administrative	44,432	64,185	74,445

Total Expenses	1,611,720	64,185	1,778,641

Net income (loss)	$ (1,609,697)	$ (64,185)	$ (1,776,618)

Net loss per share - basic and diluted	$ (0.26)	$ (0.02)	$ (0.37)

Weighted average number of shares outstanding during the period - basic and diluted	6,120,541	3,741,782	4,773,370

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 (Inception) to October 31, 2010

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	$0.0001 Par Value		Paid In	Deferred	Development	Stockholders'
	Shares	Amount	Capital	Equity	Stage	Equity

Balance - April 28, 2008	-	$ -	$ -	$ -	$ -	$ -

Proceeds from the issuance of common stock - founders - ($0.00003/share)	5,280,000	528	1,672	-	-	2,200

Proceeds from the issuance of common stock ($0.08/share)	6,240	1	6,499	-	-	6,500

Net loss for the period from April 28,2008 (inception) to July 31, 2008	-	-	-	-	(3,000)	(3,000)

Balance - July 31, 2008	5,286,240	529	8,171	-	(3,000)	5,700

Stock issued for services ($0.005/share)	24,000	2	1,498	-	-	1,500

Proceeds from the issuance of common stock ($0.08/share)	5,520	1	5,749	-	-	5,750

Proceeds from the issuance of common stock ($0.17/share)	48,000	5	99,995	-	-	100,000

Net loss for the year ended July 31, 2009	-	-	-	-	(52,814)	(52,814)

Balance - July 31, 2009	5,363,760	537	115,413	-	(55,814)	60,135

Cancellation of common stock ($0.0001/share)	(1,800,000)	(180)	180	-	-	-

Expenses paid by Shareholders	-	-	5,945	-	-	5,945

Proceeds from the issuance of common stock ($0.02/share)-Sunarias	400,000	40	97,460	-	-	97,500

Proceeds from the issuance of common stock ($0.0001/share)-Shovan	1,500,000	150	1,725	-	-	1,875

Stock issued for services ($0.0001/share)	104,656	10	121	-	-	131

Net loss for the year ended July 31, 2010	-	-	-	-	(111,107)	(111,107)

Balance - July 31, 2010	5,568,416	557	220,844	-	(166,921)	54,480

Stock issued for services ($4.50/share)	330,000	33	1,484,967	-	-	1,485,000

Stock issued for services ($4.50/share)	222,220	22	999,978	(1,000,000)	-	-

Proceeds from the issuance of common stock ($4.50/share)-RLP Mechanical Contractors, Inc.	1,120,000	112	5,039,888	-	-	5,040,000

Proceeds from the issuance of common stock ($3.50/share)-SkyNet Energy Inc.	600,000	60	2,099,940	-	-	2,100,000

Net loss for the quarter ended October 31, 2010	-	-	-	-	(1,609,697)	(1,609,697)

Balance - October 31, 2010	7,840,636	$ 784	$ 9,845,617	$ (1,000,000)	$ (1,776,618)	$ 7,069,783

Alternative Energy Partners, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statements of Cash Flows
October 31, 2010
(Unaudited)

	For the Three Months Ended October 31,		For the Period from April 28, 2008 (Inception) to October 31, 2010
	2010	2009
CASH FLOWS FROM OEPRATING ACTIVITIES:
Net Income	$(1,609,697)	$(64,185)	$(1,776,618)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	2,500	-	5,000
Stock issued for services	1,485,000	-	1,486,631
Services paid by shareholder	-	-	5,945
Increase in contracts receivable	(2,179)	-	(2,179)
Increase in security deposits	-	(9,000)	-
Increase in accounts payable	17,518	11,252	25,908
Increase (decrease) in accrued liabilities	(2,110)	(2,660)	100
Increase in sales tax payable	609	-	609
Increase in accrued interest	1,383	-	1,808
Net Cash Used in Operating Activities	(106,976)	(64,593)	(252,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of RLP	144,000	-	144,000
Increase in related party receivable	(10,081)		(10,081)
Net Cash Provided by Investing Activities	133,919	-	133,919

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	100,000	-	112,500
Decrease in related party payable - HOTI	(19,033)	-	-
Payment on loans payable	(10,000)	-	(10,000)
Proceeds from issuance of stock	-	-	114,450
Net Cash Provided by Financing Activities	70,967	-	216,950

Net increase (decrease) in Cash	97,910	(64,593)	98,073

Cash and cash equivalents, beginning of period	163	66,919	-

Cash and cash equivalents, end of period	$98,073	$2,326	$98,073

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$-	$-	$-
Interest	$1,690	$-	$1,690

SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of RLP Mechanical Contractors, Inc. for Stock	$4,896,000	$-	$4,896,000
Acquisition of SkyNet, Inc. for Stock	$2,100,000	$-	$3,000,000
Acquisition of Sunarias Corporation for Stock	$97,500	$-	$97,500
Acquisition of Shovan, Inc. for Stock	$1,875	$-	$1,875

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2010. The interim results for the period ended October 31, 2010 are not necessarily indicative of results for the full fiscal year. Notes to the Financial Statements, which would substantially duplicate disclosures contained in the audited financials for the fiscal year 2010 as reported in Form 10-K, have been omitted.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company is involved in the alternative energy sector. The Company has acquired and is seeking to acquire additional emerging growth companies to meet growing demands worldwide in the alternative energy sector. The Company acquired Sunarias Corporation (“Sunarias”) during the fiscal year ended July 31, 2010. During the quarter ended October 31, 2010, it continued its business development by the acquisitions of SkyNet Energy Systems, Inc., completed the acquisition of R.L.P. Mechanical Contractors, Inc., a commercial HVAC company in the Dallas-Fort Worth, Texas area, and entered into an acquisition agreement to acquire Xnergy, Inc., an alternative energy company based in San Diego, California.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Principals of Consolidation

The accompanying consolidated financial statements include Alternative Energy Partners, Inc. and its wholly-owned subsidiaries described below. All intercompany balances and transactions have been eliminated in consolidation.

Sunarias

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

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Shovan

On July 7, 2010, the Company acquired Shovan, LLC a California Limited Liability Company, from Healthcare of Today, Inc., the Company’s majority shareholder (“Healthcare”), in exchange for 1,500,000 (75,000,000 pre-split) shares of Company common stock.

SkyNet

On August 19, 2010, the Company acquired SkyNet Energy Systems, Inc (“SkyNet”), a Florida Corporation, from Healthcare of Today, Inc., the Company’s majority shareholder (“Healthcare”), in exchange for 600,000 (30,000,000 pre-split) shares of Company common stock.

Elán

Elán Energy, Inc. is a wholly-owned subsidiary of the Company, formed in September 2010 to manage the Company’s commercial HVAC and related operations.

R.L.P. Mechanical Contractors, Inc.

On October 22, 2010, the Company acquired R.L.P. Mechanical Contractors Inc., a Texas corporation (“RLP”) and placed it in its Élan subsidiary, making RLP Élan’s first subsidiary. The Company acquired RLP from Healthcare of Today, Inc., the Company’s majority shareholder (“Healthcare”), in exchange for 1,120,000 (56,000,000 shares pre-split) shares of Company common stock.

RLP is a full service mechanical contractor specializing in hospital renovations. The Company designs and installs medical gas, air handling, and plumbing & piping systems in the Dallas-Fort Worth metro area.  RLP is the first of several planned acquisitions in the energy contracting field, each targeted to broaden AEGY’s abilities and market reach.

Xnergy, Inc.

On October 4, 2010, the Company entered into an agreement with Healthcare of Today, Inc., the Company’s majority shareholder (“Healthcare”), to acquire Xnergy, Inc., a California corporation, (“Xnergy”).  Xnergy specializes in turn-key energy conservation design-build and maintenance solutions for a number of industries including Biotech, High Tech, Medical Device Manufacturing, Pharmaceutical and Semi-Conductor Industries. Xnergy, a leader in the alternative energy field, and has over 80 MW of interconnect experience.

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

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Xnergy has been responsible for a number of high-profile projects including a major expansion for Abbott Laboratories, energy retrofit for the City Hall of Encinitas, commissioning of cogeneration plants for the Naval Medical Center, San Diego, and laboratory construction for The Scripps Research Institute, facility refurbishment for Johnson and Johnson, and mechanical systems for the Gemological Institute of America. Xnergy is currently engaged with the John Wayne Airport Terminal Expansion Cogeneration Plant project.

The acquisition of Xnergy was closed on November 26, 2010, and accordingly, its results of operations are not reflected in the financial statements included in this Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 2010 and July 31, 2010, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At October 31, 2010 and July 31, 2010, respectively, there were no balances that exceeded the federally insured limit.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008  (inception) to October 31, 2010, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the asset are capitalized.

Depreciation is computed for financial statement purposes on the straight-line method at rates adequate to amortize the cost of property and equipment over their estimated useful lives.

For federal income tax purposes, recovery capital costs for property and equipment is made using accelerated methods of cost recovery over statutory recovery periods.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and, if impaired, at fair value. They are amortized in accordance with the relevant income stream or by using the straight line method over their useful lives from the time they are first available for use. The estimated useful lives vary according to the specific asset but are typically: 1 to 12 years for customer contracts and relationships; 3 to 8 years for capitalized software; 3 to 10 years for patents, trademarks and licenses; and 3 to 8 years for capitalized development currently being amortized.

Intangible assets which are not yet being amortized are subject to annual impairment reviews.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill arises on the acquisition of a business when the fair value of the consideration given exceeds the fair value attributed to the net assets acquired (including contingent liabilities). It is subject to annual impairment reviews.

Revenue Recognition

Revenue is recognized based on the percentage-of-completion method and, therefore, take into account the profit earned to date on contracts not yet completed.

The amount considered earned under this method is that portion of the total contract price the contractor has the right to bill, based on that portion of the contract work actually completed. It is not related to the progress billings to customers.

The amount of earnings recognized at statement date is that portion of the total contract price that the cost expended bears to the anticipated final total cost, based on management’s current estimates of cost to complete the project.

Contract cost includes all direct labor and benefits, material installed in the project, subcontract costs, and allocations of indirect construction cost.

Amounts earned on specific jobs in excess of billings are treated as a current asset and billings in excess of earnings are treated as a current liability.

Receivables

Accounts receivable are due 30 days after the issuance of the invoice. The Company provides an allowance for doubtful collections which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company believes no allowance for doubtful accounts is necessary at October 31, 2010.

Segment Information

During the quarters ended October 31, 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

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

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Fair Value Measurement

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

At October 31, 2010, and July 31, 2010, respectively the Company has no instruments that require additional disclosure.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. There were no recently issued accounting pronouncements during the quarter impacting the company’s business.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1,609,697, net cash used in operations of $106,976 for the three months ended October 31, 2010; and stockholders’ deficit of $1,776,618 at October 31, 2010. Consulting agreements, described under “Contractual Obligations” section, paid with company stock represents $1,485,000 of the $1,609,697 net loss for the three months ended October 31, 2010.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

Note 3 Going Concern (continued)

In response to these problems, management has taken the following actions:

•	the Company is seeking third party debt and/or equity financing;
•	the Company is cutting operating costs, and
•	as described in Notes 6 and 7, the Company has been involved in numerous acquisitions with the intent of achieving a level of profitability

 Note 4 Loans Payable to Affiliates

During the quarter ended April 30, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of October 31, 2010.  The managing member of McDowell, L.L.C. is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. There is no indication in the corporate records of the basis or consideration for the two notes and the Company is investigating the basis on which the notes were executed by Mr. Stapleton. As of October 31, 2010, accrued interest payable was $675. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes.

At October 31, 2010, the Company has a related party receivable from HOTI, its parent company, of $10,081 for cash advances given to HOTI. The advances are non interest bearing and due upon demand.

Note 5 Lease Agreement

On August 15, 2009, the Company entered into an operating lease for office space. This lease expires on August 15, 2014 and the Company has an option to extend the lease for an additional 3 years at the end of the 5th year. On September 25, 2009, the Company paid a $9,000 security deposit associated with the execution of this lease.

Note 6 Acquisitions

On August 19, 2010, the Company acquired all of the outstanding shares of SkyNet Energy, Inc. (“SkyNet”), in exchange for 600,000 (30,000,000 shares pre-split) common shares, and SkyNet is now a wholly-owned subsidiary. SkyNet’s purchase price of $2,100,000 determined by the fair value of shares trading on an open market, was allocated to goodwill as there were no assets or liabilities acquired.

On October 22, 2010, the Company also acquired all of the outstanding shares of RLP Mechanical Contractors, Inc. (“RLP”), in exchange for 1,120,000 (56,000,000 shares pre-split) common shares, and RLP is now a wholly-owned subsidiary. Financial statements for RLP are contained in Part II (Other Information) of this Report and in a Form 8-K Report filed on November 1, 2010. The purchase price of $5,040,000 determined by the fair value of shares trading on an open market, was allocated as follows:
Cash	$144,000
Contracts Receivable	760,000
Other Current Assets	1,500,600
Fixed Assets	596,000
Accounts Payable	(76,000)
Payroll Liabilities	(28,000)
Sales Tax Payable	(8,000)
Loans Payable	(26,000)
Goodwill	2,177,400
$5,040,000

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

Note 7 Stockholders’ Equity (Deficit)

On November 23, 2010, the Company executed a 1:50 reverse stock split. The financials have been retroactively restated.

On August 5, 2010, the Company filed a Form S-8 registration statement registering 330,000 (16,500,000 shares pre-split) shares of common stock issued to certain advisers and consultants.

On September 28, 2010, the Company issued 222,220 (11,111,000 shares pre- split) shares to Ambrose & Keith, LLC as partial payment of a commitment fee under the Share Purchase Agreement. As this agreement relates to work to be performed at a later date, and the fact that Ambrose & Keith, LLC have not earned any amounts under the agreement, the transaction was recorded as deferred equity in the Consolidated Statement of Changes in Stockholders’ Equity.

On October 22, 2010, the Company issued 1,120,000 (56,000,000 shares pre-split) shares of common stock for the acquisition of R.L.P. Mechanical Contractors, Inc.

On October 27, 2010, the Company issued 600,000 (30,000,000 shares pre-split) shares for the completion of the acquisition of SkyNet Energy, Inc.

As a result of these transactions, there were 7,840,636 (392,031,820 shares pre-split) common shares outstanding at October 31, 2010.

Note 8 Subsequent Events

On October 4, 2010, the Company entered into an agreement to acquire Xnergy, Inc., an alternative energy company based in Carlsbad, California.

On November 23, 2010, the Company enacted a 1:50 reverse stock split, as a result of which our outstanding common shares were reduced to 7,840,636 shares and our authorized common shares were reduced by the same ratio, to 10 million shares. All share information in the accompanying financial statements has been retroactively restated to reflect the split.

On November 26, 2010, the Company completed the acquisition of Xnergy, Inc. and issued 2,000,000 shares of common stock and agreed to issue 5,000,000 shares of voting convertible preferred stock having a total vote equal to 51 percent of all shares entitled to vote.

On December 7, 2010, the Company agreed to issue 600,000 shares of common stock for services rendered or to be rendered under 4 consulting agreements and registered the shares under an S-8 registration statement filed and effective on December 7, 2010. Actual issuance of shares will be executed upon agreement of the Board of Directors to increase authorized share capital.

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

Our Business

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) was organized under the laws of the State of Florida on April 28, 2008. We formed our Company for the purpose of establishing a renewable fuel sources initially within the State of Florida. Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more. Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010. Subsequent to the end of the current fiscal year, we continued our business development by the formation of Élan Energy Corporation, a subsidiary in which we will administer the mechanical contracting companies we intend to acquire, and by the acquisitions of SkyNet Energy Systems, Inc. a Nevada corporation in the business of financing and establishing domestic companies’ renewable energy projects in Central and Eastern Europe, R.L.P. Mechanical Contractors, Inc., a mechanical contracting corporation doing business primarily in the Dallas-Fort Worth, Texas area, and Xnergy, Inc., an alternative energy company based in Carlsbad, California. See, Subsequent Events.

On November 26, 2010, we completed a 1 for 50 reverse split by reducing the number of shares of common stock outstanding to 10 million shares, so, as a result, the total equivalent number of shares outstanding at October 31, 2010 is 7,840,636, of which Healthcare of Today, Inc. is 3,209,624.  The subsequent reverse split and its effects have been retroactively reflected in the financial statements included in this Report. As a result of acquisitions and share exchange transactions at October 31, 2010, Healthcare of Today, Inc. held 160,481,217 shares of the Company out of the total 392,031,820 shares outstanding, or 41% in pre-split share amounts.

Current Business of the Company

We are holding company engaged through our subsidiaries in the business of energy production and management. Our business model of vertical integration recognizes that customers have unique energy needs, and by offering an array of energy services we believe we can best provide customized, efficient energy solutions that will appeal to our markets. We believe our intended products and services could represent an important alternative for customers looking to lower their overhead costs or improve public image through efficient energy usage.

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

ENERGY PRODUCTION:

1.  SUNARIAS CORPORATION

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

SHOVON, LLC

We signed an acquisition agreement on July 6, 2010 with Healthcare of Today, Inc. our majority shareholder, to acquire Shovon, LLC, a California limited liability company, for 1,500,000 (75,000,000 shares pre-split) shares of our common stock.  Healthcare of Today, Inc. had acquired Shovon, LLC from its previous owners for a total of 416,667 shares of its stock, valued in the acquisition agreement at $5,000,000 which we valued at $1,875.  We closed on the acquisition of Shovon, LLC in July, 2010.  Shovon LLC specializes in advanced control systems.  Shovon’s leading edge hardware technology provides users with web-based, internet remote control capabilities for monitoring and controlling high power electrical devices in commercial offices, industrial plants, hospitals, schools and residences from anywhere in the world.

Whether one is an individual consumer or operating a large facility, using Shovon hardware will allow optimized, controlled energy consumption, resulting in reduced ongoing costs. Shovon products offer the ultimate convenience of being able to access facilities and view relevant events or statuses (down to the appliance level) online. This remote monitoring can be enabled from anywhere in the world by using a PC or cell phone.

Shovon’s advanced control systems are appropriate for use with the Sunarias product.  At present, Shovon’s design engineers are working on improvements to the Sunarias controller to allow better access through web based monitoring, maintenance by remote systems management, predictive maintenance items without site visit costs and, a key component of the Sunarias model, measurement of energy consumed for billing purposes.

Shovon has a very large potential market in energy management and automation.  This is in addition to its use in the Sunarias’ product line and would be useful in commercial buildings for additional services like managing lighting, occupancy responses for air conditioning, security, process controls and event scheduling. In keeping with AEGY’s vertical integration model, Sunarias will use the modified Shovon controller to measure the actual performance and consumed offset energy.  The monthly billing to the customers will include the energy used, the offset costs which the utility would have charged, and the comparison from the previous period and year.

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

6.  POWER PURCHASE AGREEMENTS

AEGY also plans to engage in the purchase of solar photo voltaic power purchase agreements (“PPAs”) through its completed acquisition of SkyNet Energy Systems, Inc. as a wholly-owned subsidiary. We have entered into an acquisition agreement to acquire SkyNet from Healthcare of Today, Inc. for 600,000 (30,000,000 shares pre-split) shares of our common stock.  Healthcare of Today, Inc. acquired SkyNet for 250,000 shares of its common stock, valued in the acquisition agreement at $3,000,000, which we valued at $2,100,000. We expect to complete the acquisition of SkyNet in August, 2010. Power purchase agreements have a variety of applications.  In the current instance, PPAs are agreements whereby an individual organization arranges with a government-sponsored utility to guarantee the purchase of all of the power that will be provided by that organization’s energy production.  In the current instance, we will be supplying photo voltaic produced electricity.   By purchasing PPAs, SkyNet will receive the income stream from that agreement.

Through Skynet Energy Systems, Inc, AEGY will be able to offer modified Power Purchase Agreements (“PPAs”) and Line Reservations, which we call Energy Service Agreements (“ESAs”), to corporations, hospitals and other entities.  In July 2010, Skynet signed an agreement that will give it access to obtain Line Reservations in Europe, with a guaranteed minimum sale of 19.65MW energy at local prices ranging from approximately $0.42/kw to $0.72/kw. Pursuant to the agreement, Skynet will provide energy in Europe, including Bulgaria and the Czech Republic.

Our model of energy provision is different; for example, with regard to solar thermal energy, we have the ability to front the costs of system installation and maintenance.  In addition to promoting lower operating costs than those of traditional utilities, Sunarias™ systems may allow businesses to conveniently meet individual corporate missions or governmental energy reduction mandates such as CA AB32.  Regardless of whether they are formally required to do so, many local governments, companies, and individuals are now taking actions to reduce their greenhouse gas emissions or to lock in lower energy costs in a long term agreement with a company like ours while improving their public image through thoughtful use of energy.

While reduction of greenhouse gas emissions is a newer interest for the United States, there is strong market as well as government and societal support for alternative energy production in Europe.  The European Union has mandated that 20% of energy come from renewable resources by 2020. Accordingly, AEGY has planned to focus a sales partnership/initiative in Europe, to further engage in this thriving market and grow its presence there.

On October 22, 2010 the Company acquired RLP Mechanical Contractors, Inc from its shareholders. The Company issued 1,120,000 shares (56,000,000 pre-split) at $4.50 ($0.09 pre-split) a share for $4,896,000 which reflects the receipt of $144,000 cash. The consideration was allocated as follows:

Cash	$144,000
Contracts Receivable	760,000
Other Current Assets	1,500,600
Fixed Assets	596,000
Accounts Payable	(76,000)
Payroll Liabilities	(28,000)
Sales Tax Payable	(8,000)
Loans Payable	(26,000)
Goodwill	2,177,400
$5,040,000

On October 27, 2010, the company acquired SkyNet for 600,000 shares (30,000,000 pre-split) at $3.50 ($0.07 pre-split) a share for $2,100,000. All of the consideration was allocated to goodwill.

7.  HVAC IMPLEMENTATION AND MANAGEMENT

ELÁN ENERGY, INC. is a wholly-owned subsidiary of the Company, formed in September 2010 to manage our commercial HVAC and related operations.  Gary Reed, our Chairman, also serves as CEO of Elán Energy.

R.L.P. Mechanical Contractors, Inc., a commercial HVAC company based in the Dallas/Fort Worth area, was acquired by the Company in October, 2010 and is a wholly-owned subsidiary of Elán Energy.

Plan of Operation

We are in the business of providing commercial buildings with advanced solar thermal energy production, allowing businesses to use alternative energy sources. Initially we market advanced solar thermal energy production, support, monitoring and related services to commercial businesses in the southern United States.

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

Competitive Advantages

The Company believes there are several competitive advantages with the Sunarias system over competitive systems. Sunarias expects to produce its systems for less than the competition and specific technology allows these systems to better monitor, report, test, calibrate and communicate system parameters continuously. As designed, the system technology is capable of evaluating multiple sources of energy such as heat pumps, boilers, gas fired chillers, conventional chillers, and the solar thermal energy collection combined with the absorption chiller.

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

SHOVON, LLC

Plan of Operation

Whether one is an individual consumer or operating a large facility, using Shovon hardware will allow optimized, controlled energy consumption, resulting in reduced ongoing costs. Shovon products offer the ultimate convenience of being able to access facilities and view relevant events or statuses (down to the appliance level) online. This remote monitoring can be enabled from anywhere in the world by using a PC or cell phone.

Our Product

Shovon’s advanced control systems are appropriate for use with the Sunarias product.  At present, Shovon’s design engineers are working on improvements to the Sunarias controller to allow better access through web based monitoring, maintenance by remote systems management, predictive maintenance items without site visit costs and, a key component of the Sunarias model, measurement of energy consumed for billing purposes.

Shovon has a very large potential market in energy management and automation.  This is in addition to its use in the Sunarias’ product line and would be useful in commercial buildings for additional services like managing lighting, occupancy responses for air conditioning, security, process controls and event scheduling. In keeping with AEGY’s vertical integration model, Sunarias will use the modified Shovon controller to measure the actual performance and consumed offset energy.  The monthly billing to the customers will include the energy used, the offset costs which the utility would have charged, and the comparison from the previous period and year.

SKYNET ENERGY SYSTEMS, INC.

Plan of Operation

Through Skynet Energy Systems, Inc, AEGY will be able to offer modified Power Purchase Agreements (“PPAs”) and Line Reservations, which we call Energy Service Agreements (“ESAs”), to corporations, hospitals and other entities.  In July 2010, Skynet signed an agreement that will give it access to obtain Line Reservations in Europe, with a guaranteed minimum sale of 19.65MW energy at local prices ranging from approximately $0.42/kw to $0.72/kw. Pursuant to the agreement, Skynet will provide energy in Europe, including Bulgaria and the Czech Republic.

Our Product

Our model of energy provision is different; for example, with regard to solar thermal energy, we have the ability to front the costs of system installation and maintenance.  In addition to promoting lower operating costs than those of traditional utilities, Sunarias™ systems may allow businesses to conveniently meet individual corporate missions or governmental energy reduction mandates such as CA AB32.  Regardless of whether they are formally required to do so, many local governments, companies, and individuals are now taking actions to reduce their greenhouse gas emissions or to lock in lower energy costs in a long term agreement with a company like ours while improving their public image through thoughtful use of energy.

Competitive Advantages

While reduction of greenhouse gas emissions is a newer interest for the United States, there is strong market as well as government and societal support for alternative energy production in Europe.  The European Union has mandated that 20% of energy come from renewable resources by 2020.  Accordingly, AEGY has planned to focus a sales partnership/initiative in Europe, to further engage in this thriving market and grow its presence there.

RLP MECHANICAL CONTRACTORS, INC.

Plan of Operation

RLP is a commercial mechanical contractor specializing in hospitals and hospital systems for HVAC, piping, plumbing, boilers, chillers and medical gas systems. The company focuses on hospital retrofits and hospital expansion.

Our Product

RLP offers a specific niche for hospital construction in the HVAC, piping, plumbing, boilers, chillers, and medical gas systems market. In each of these specific trade areas RLP has certified supervisors to quality check the company’s work performed to insure the specifications and customer’s expectation of quality have been satisfied.

Competitive Advantages

RLP is known in the hospital construction market as a quality contractor. General contractors often include the company on their bids as a subcontractor without going out for competitive bids on the job. RLP has an industry following based on their years of performance in the hospital systems industry.

Competition

RLP’s competition represents other companies offering similar contractor services for hospital and hospital systems.

Employees

As of October 31, 2010, Gary Reed was our President and CEO.

Collectively, the Company has a total of 25 employees.

We also are pursuing acquisitions of other alternative energy products in the areas of solar and biodiesel.

Results of Operations for the Three Months Ended October 31, 2010

For the three months ended October 31, 2010 the company had revenues of $5,002. Since inception, the Company has incurred cumulative net losses of $1,776,618. For the three months ended October 31, 2010 and 2009, the Company had net losses of $1,609,697 and $64,185, respectively. Our activities have been attributed primarily to start up, business development, and financing activities. Consulting agreements, described under “Contractual Obligations” section, paid with company stock represents $1,485,000 of the $1,609,697 net loss for the three months ended October 31, 2010.

For the three months ended October 31, 2010 and 2009, we incurred operating expenses of $1,611,720 and $64,185, respectively, resulting primarily from consulting services and professional fees. The increases relate primarily to consulting expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds raised from private investment and publicly registered shares. During the quarter ended April 30, 2010, we entered into loan payable agreements with an affiliate, receiving $12,500 in proceeds. These loans are due on demand and accrue interest at 8 percent annually. As of October 31, 2010, we had cash on hand of $98,073.

As of October 31, 2010 and 2009, we had stockholders’ deficits of $1,776,618 and $166,921. During the three months ended October 31, 2010 and 2009, we used cash from operations of $106,976 and $64,593, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

If we are unable to secure additional financing to cover our operating losses until breakeven operations can be achieved, there is no assurance that we will be able to continue as a going concern.  We believe that the acquisition of R.L.P Mechanical Contractors and the later acquisition of Xnergy, Inc. also will provide sufficient cash flow to cover our operating requirements.

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

Contractual Obligations

The Company has contractual obligation with Ambrose & Keith Fund LLC, to provide $1,000,000 for finance charges related to a securities purchase agreement. This is in addition to the 222,220 ($4.50/share) shares that have already been issued to cover the first $1,000,000 per the agreement.

The Company has consulting agreements with companies for various advisement services. A total of 330,000 shares ($4.50/share) have been issued during the quarter ended October 31, 2010 to cover these consulting agreements, totaling $1,485,000.

The Company also has entered into a consulting agreement with CFOs to Go, Inc., a wholly-owned subsidiary of Healthcare of Today International, Inc. to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go, Inc. provides similar services for Elán Energy Corp. and its subsidiaries for the sum of $7,500 per month commending November 1, 2010.  CFOs to Go also provides contract principal accounting officer and general counsel services to the Company under its agreement.

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

Changes in Internal Control Over Financial Reporting

The Company acquired RLP Mechanical Contractors, Inc. on October 22, 2010 and it is still evaluating the impact of the acquisition on internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants and we have no knowledge of any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2010, we issued 27,611,000 shares for services and 86,000,000 shares for acquisitions. At the three months ended October 31, 2010, we had 392,031,820 shares outstanding. After the quarter ending October 31, 2010, we affected a 1:50 stock split by reducing the total authorized shares of common stock to 10 million shares and making the equivalent total shares outstanding equal to 7,840,637. This stock split has been retroactively applied to the consolidated financial statements.

Subsequent to the quarter ended October 31, 2010, we have issued or agreed to issue 2,000,000 shares of common stock and 5,000,000 shares of preferred stock for acquisitions and 600,000 shares of common stock for services at a registration price of $1.77 per share.  Issuance of a portion of the acquisition shares will be deferred until the Articles of Incorporation of the Company have been amended to increase the number of common shares authorized and to authorize the issuance of the preferred shares.

Item 3. Defaults Upon Senior Securities

There were no defaults since we have no debt and no senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders.

Item 5. Other Information.

On October 1, 2010, our Board of Directors approved the entry into an Acquisition Agreement to acquire all of the outstanding shares of RLP Mechanical Contractors, Inc. (RLP), as a result of which RLP would become a wholly-owned subsidiary. Closing of the acquisition occurred on October 22, 2010 with the issue of 1,120,000 shares (56,000,000 shares pre-split) of our common stock, and RLP is now a wholly-owned subsidiary of Elán Energy Corp., our subsidiary.

RLP’s financial results from the date of acquisition (October 22, 2010) through October 31, 2010 are included in the Company’s financial statements included in this Report.

RLP’s unaudited financial statements for the three months ended October 31, 2010, 2009, and from its Inception through October 31, 2010 are included in the Form 8-K Report filed on November 1, 2010 and are copied below. Audited financial statements for R.L.P will be field as an amendment to the Form 8-K filed on November 1, 2010 within 71 days of that filing, or on or before January 11, 2011.

RLP Mechanical Contractors, Inc.
Balance Sheet
October 31, 2010
(Unaudited)

	October 31, 2010 (Unaudited)	July 31, 2010 (Unaudited)
Assets
Current Assets
Cash	$97,234	$255,279
Contracts Receivable	762,179	581,221
Other Current Assets	620	620
Total Current Assets	860,033	837,120

Fixed Assets
Fixed Assets (Net)	441,948	445,700
Total Fixed Assets	441,948	445,700

Total Assets	1,301,981	1,282,820
Liabilities & Stockholders' Equity

Current Liabilities
Accounts Payable	70,884	81,049
Payroll Liabilities	11,730	33,022
Sales Tax Payable	8,609	-
Loans Payable	26,284	43,034
Total Current Liabilities	117,506	157,105

Stockholder's Equity (Deficit)
Common Stock	1,000	1,000
Dividend Distributions	(6,128,040)	(6,068,040)
Retained Earnings	7,192,755	5,858,436
Net Income	118,760	1,334,319
Total Equity	1,184,475	1,125,715

Total Liabilities and Stockholders' Equity	$1,301,981	$1,282,820

RLP Mechanical Contractors, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended October 31,		From Inception (01/01/93) to October 31, 2010
	2010	2009

Revenues	$1,015,760	$1,517,525	$54,006,400
Cost of Sales	277,658	727,581	25,152,549
Gross Profit	738,103	789,944	28,853,851

General & Administrative
Professional Fees	46,912	9,030	312,258
Salaries and Wages	416,040	338,100	15,725,296
Other general and administrative	156,391	137,193	5,504,625

Total Expenses	619,343	484,322	21,542,179

Net Income (Deficit)	$118,760	$305,621	$7,311,673

RLP Mechanical Contractors, Inc.
Statements of Cash Flows
October 31, 2010
(Unaudited)

	For the Three Months Ended October 31		From Inception (01/01/93) to October 31, 2010

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$118,760	$305,621	$7,311,673
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	6,185	6,185	608,145
Increase in accounts receivable	(180,958)	(202,513)	(762,179)
Increase (decrease) in accounts payable	(10,165)	28,642	70,726
Increase (decrease) in payroll liabilities	(13,737)	(152)	11,730
Increase (decrease) in accrued liabilities	1,054	(1,039)	7,989
Net Cash Provided by (Used in) Operating Activities	(78,862)	136,745	7,248,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in assets	(2,433)	(77,516)	(1,050,093)
Net Cash Used in Investing Activities	(2,433)	(77,516)	(1,050,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in loans payable	(16,750)	-	26,284
Capital stock	-	-	1,000
Dividends distributed	(60,000)	-	(6,128,040)
Net Cash Used in Financing Activities	(76,750)	-	(6,100,756)

Net Increase in Cash	(158,045)	59,229	97,234

Cash and cash equivalents, beginning of period	255,279	156,816	-

Cash and cash equivalents, end of period	$97,234	$216,045	$97,234

Item 6. Exhibits

Exhibit No.     Description of Exhibit

31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley  Act

32.2           Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1           Certification of Chief Executive Officer pursuant to Section 906

32.2           Certification of principal accounting officer pursuant to Section 906

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Alternative Energy Partners, Inc.

Date: December 20, 2010

/s/ Gary Reed
Gary Reed
Chairman

/s/ John Burke
John Burke
Principal Accounting Officer