Form 10-Q
period 2011-01-31
Alternative Energy Partners, Inc.
filed 2011-03-22
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: January 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 15, 2011, there were 11,881,661 shares of our common stock outstanding.

INDEX

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets – As of January 31, 2011 (Unaudited) and July 31, 2010 (Audited)	2

	Consolidated Statements of Operations for the three and six months ended January 31, 2011 and 2010, and for the period from April 28, 2008 (inception) to January 31, 2011 (Unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to January 31, 2011 (Unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended January 31, 2011 and 2010, and for the period from April 28, 2008 (inception) to January 31, 2011 (Unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Removed and Reserved	21

Item 5.	Other Information	21

Item 6.	Exhibits	23

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

Item 1. Financial Statements
Alternative Energy Partners, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Balance Sheets
January 31, 2011
(Unaudited)

	January 31, 2011 (Unaudited)	July 31, 2010 (Audited)
Assets
Current Assets
Cash	$ 4,018	$ 163
Other current assets	5,000	-
Total Current Assets	9,018	163

Other Assets
Solar generation technology (net)	90,000	95,000
Goodwill	2,101,875	1,875
Total Other Assets	2,191,875	96,875

Total Assets	$ 2,200,893	$ 97,038
Liabilities & Stockholders' Equity

Current Liabilities
Accounts payable	$ 41,256	$ 8,390
Payroll liabilities	9,260	2,210
Loans payable	12,500	12,500
Notes payable, net of debt discount of $40,435 and $0	112,565	--
Related party payable- HOTI	7,337	19,033
Accrued interest	4,713	425
Total Current Liabilities	187,631	42,558

Total Long Term Liabilities	--	-

Total Liabilities	187,631	42,558

Stockholder's Equity (Deficit)
Common Stock, $0.0001 par value, 10,000,000 shares authorized
10,940,636 and 5,568,416 shares issued and outstanding	1,094	557
Preferred stock	500	-
Additional paid in capital	5,933,802	220,844
Deferred Equity	(1,000,000)	-
Deficit accumulated during the development stage	(2,922,134)	(166,921)
Total Equity	2,013,262	54,480

Total Liabilities and Stockholders' Equity	$ 2,200,893	$ 97,038

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,		For the Period from April 28, 2008 (Inception) to January 31, 2011
	2011	2010	2011	2010

Revenues	$ -	$ -	$ -	$ -	$ -

General & Administrative
Consulting fees-related parties	1,048,500	-	2,573,500	43,000	2,635,631
Professional fees	18,280	3,365	32,360	8,865	67,376
Salaries and wages	12,111	-	26,654	3,706	57,414
Rent	-	-	-	-	9,000
Interest	72,939	-	74,348	--	74,773
Other general and administrative	5,349	3,935	43,351	15,914	67,940

Total Expenses	1,157,179	7,300	2,750,213	71,485	2,912,134

Net loss before income tax expense (benefit)	(1,157,179)	(7,300)	(2,750,213)	(71,485)	(2.912,134)
Income tax expense (benefit)	-	-	-	-	-

Net Loss from continuing operations	$(1,157,179)	$ (7,300)	$(2,750,213)	$ (71,485)	$ (2,912,134)

Loss from discontinued operations	(2,500)	-	(5,000)	-	(10,000)

Net loss	$(1,159,679)	$ (7,300)	$(2,755,213)	$ (71,485)	$ (2,922,134)

Net loss per share - basic and diluted	$ (0.12)	$ (0.00)	$ (0.35)	$ (0.02)	$ (0.56)

Weighted average number of shares outstanding during the period - basic and diluted	9,814,549	3,563,760	7,967,545	3,652,285	5,230,403

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 (Inception) to January 31, 2011

	Common Stock		Preferred Stock		Additional		Deficit Accumulated During the	Deficit Accumulated Total
	$0.0001 Par Value		$0.0001 Par Value		Paid In	Deferred	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Equity	Stage	Equity

Balance - April 28, 2008	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Proceeds from the issuance of common stock - founders - ($0.00004/share)	5,280,000	528	-	-	1,672	-	-	2,200

Proceeds from the issuance of common stock ($1.04/share)	6,240	1	-	-	6,499	-	-	6,500

Net loss for the period from April 28,2008 (inception) to July 31, 2008	-	-	-	-	-	-	(3,000)	(3,000)

Balance - July 31, 2008	5,286,240	529	-	-	8,171	-	(3,000)	5,700

Stock issued for services ($0.06/share)	24,000	2	-	-	1,498	-	-	1,500

Proceeds from the issuance of common stock ($1.04/share)	5,520	1	-	-	5,749	-	-	5,750

Proceeds from the issuance of common stock ($2.08/share)	48,000	5	-	-	99,995	-	-	100,000

Net loss for the year ended July 31, 2009	-	-	-	-	-	-	(52,814)	(52,814)

Balance - July 31, 2009	5,363,760	537	-	-	115,413	-	(55,814)	60,135

Cancellation of common stock	(1,800,000)	(180)	-	-	180	-	-	-

Expenses paid by Shareholders	-	-	-	-	5,945	-	-	5,945

Proceeds from the issuance of common stock ($0.24/share)-Sunarias	400,000	40	-	-	97,460	-	-	97,500

Proceeds from the issuance of common stock ($0.001/share)-Shovon	1,500,000	150	-	-	1,725	-	-	1,875

Stock issued for services ($0.001/share)	104,656	10	-	-	121	-	-	131

Net loss for the year ended July 31, 2010	-	-	-	-	-	-	(111,107)	(111,107)

Balance - July 31, 2010	5,568,416	557	-	-	220,844	-	(166,921)	54,480

Stock issued for services ($4.50/share)	330,000	33	-	-	1,484,967	-	-	1,485,000

Stock issued for services ($4.50/share)	222,220	22	-	-	999,978	(1,000,000)	-	-

Common stock issuance related to R.L.P. Mechanical Contractors, Inc.	1,120,000	112	-	-	(112)	-	-	-

Proceeds from the issuance of common stock ($3.50/share)-SkyNet Energy Inc.	600,000	60	-	-	2,099,940	-	-	2,100,000

Stock issued for services ($1.17/share)	600,000	60	-	-	703,440	-	-	703,500

Stock issued for services ($0.63/share)	500,000	50	-		314,950	-	-	315,000

Proceeds from the issuance of notes payable-beneficial conversion feature	-	-	-	-	110,495	-	-	110,495

Common stock issuance related to Xnergy, Inc.	2,000,000	200	5,000,000	500	(700)	-	-	-

Net loss for the six months ended January 31, 2011	-	-	-	-	-	-	(2,755,213)	(2,755,213)

Balance – January 31, 2011	10,940,636	$ 1,094	5,000,000	$ 500	$5,933,802	$(1,000,000)	$(2,922,134)	$ 2,013,262

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries (a development stage company)
Consolidated Statements of Cash Flows
January 31, 2011
(Unaudited)

	For the Six Months Ended January 31,		For the Period from April 28, 2008 (Inception) to January 31, 20111
	2011	2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$(2,755,213)	$ (71,485)	$ (2,922,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	75,060	-	77,560
Stock issued for services	2,503,500	-	2,505,131
Services paid by shareholder	-	-	5,945
Increase in security deposits	(5,000)	-	(5,000)
Increase in accounts payable	32,866	7,587	41,256
Increase in payroll liabilities	7,050	-	9,260
Increase (decrease) in accrued liabilities	-	(2,660)	-
Increase in accrued interest	4,288	-	4,713
Net Cash Used in Operating Activities	(137,449)	(66,558)	(283,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	153,000	-	165,500
Increase (decrease) in intercompany payable - HOTI	(11,696)	-	7,337
Proceeds from issuance of stock	-	-	114,450
Net Cash Provided by (Used in) Financing Activities	141,304	-	287,287

Net Increase (decrease) in Cash	3,855	(66,558)	4,018

Cash and cash equivalents, beginning of period	163	66,919	-

Cash and cash equivalents, end of period	$ 4,018	$ 361	$ 4,018

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of SkyNet, Inc. for Stock	$ 2,100,000	$ -	$ 2,100,000
Acquisition of Sunarias Corporation for Stock	$ -	$ -	$ 97,500
Acquisition of Shovon, Inc. for Stock	$ -	$ -	$ 1,875

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2010. The interim results for the period ended January 31, 2011 are not necessarily indicative of results for the full fiscal year. Notes to the Financial Statements, which would substantially duplicate disclosures contained in the audited financials for the fiscal year 2010 as reported in Form 10-K, have been omitted.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company is involved in the alternative energy sector. The Company has acquired and is seeking to acquire additional emerging growth companies to meet growing demands worldwide in the alternative energy sector. The Company acquired Sunarias Corporation (“Sunarias”) during the fiscal year ended July 31, 2010. During the six month period ended January 31, 2011, it continued its business development by the acquisitions of SkyNet Energy Systems, Inc., completed the acquisition of R.L.P. Mechanical Contractors, Inc., a commercial HVAC company in the Dallas-Fort Worth, Texas area, and closed in escrow on the acquisition agreement to acquire Xnergy, Inc., an alternative energy company based in San Diego, California, subject to certain remaining post-closing items.

In March, 2011, as previously announced, the Company completed the transfer of Élan Energy, Inc. and Sunarias Corporation to OCTuS, Inc. as part of a spin-off transaction under which the shares of OCTuS to be received in the transaction, a total of 100 million common shares, will be distributed by OCTuS directly to the shareholders of the Company.  That distribution by OCTuS will take place as soon as the Articles of Incorporation of OCTuS are amended to increase the authorized common shares to accommodate the distribution, and as soon as a registration statement for the OCTuS shares to be distributed is declared effective. OCTuS, Inc. is a publicly traded (OTC BB: OCTI) company based in California engaged in the alternative energy market.

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
January 31, 2011
(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Sunarias

Sunarias is a California corporation engaged in thermal and solar energy management. Sunarias marries absorption chilling and solar thermal technologies to provide commercial buildings with energy efficiency at a lower cost. Sunarias intends to assist commercial entities in hedging against extraordinary utility costs, and may be appropriate for use by schools, hospitals, or municipal buildings, among others. It was sold in March 2011 and is no longer part of the Company.  See, Subsequent Events.

Shovon, LLC

On July 7, 2010, the Company acquired Shovon, LLC a California Limited Liability Company, from Healthcare of Today, Inc., the Company’s majority shareholder (“Healthcare”), in exchange for 1,500,000 (75,000,000 pre-split) shares of Company common stock.

SkyNet Energy

On August 19, 2010, the Company acquired SkyNet Energy Systems, Inc (“SkyNet”), a Florida Corporation, from Healthcare of Today, Inc., the Company’s majority shareholder (“Healthcare”), in exchange for 600,000 (30,000,000 pre-split) shares of Company common stock.

Elán

Elán Energy, Inc. was a wholly-owned subsidiary of the Company, formed in September 2010 to manage the Company’s commercial HVAC and related operations.  It was sold in March 2011 and is no longer part of the Company.  See, Subsequent Events.

Xnergy, Inc.

Due to the fact that the final requirements to compete the closing of Xnergy, Inc., and to release the escrow closing documents, have not yet been satisfied, the financial position of and the results of operations of Xnergy, Inc. as of and for the period from November 26, 2010, the escrow closing date, through January 31, 2011, the end of the fiscal quarter, have not been included in the consolidated financial statements in this report.

On October 4, 2010, the Company entered into an agreement with Healthcare of Today, Inc., the Company’s majority shareholder (“Healthcare”), to acquire Xnergy, Inc., a California corporation, (“Xnergy”).  Healthcare of Today had previously acquired all of the outstanding stock of Xnergy from its shareholders, conditioned on the completion of a number of items, including the payment of $1,800,000 to the shareholders of Xnergy on or before December 31, 2010 in order to allow the former Xnergy shareholders to satisfy an obligation to a former partner to purchase his interest in Xnergy.  That obligation was secured by the stock of Xnergy, so the transfer of the Xnergy stock to Healthcare of Today could not be completed until that obligation was satisfied.  The subsequent transfer of Xnergy to the Company was subject to Healthcare’s payment of the initial $1,800,000 amount as well as other deliverables.  The acquisition of Xnergy therefore closed in escrow on November 26, 2010 and all of the closing documents remain held by an escrow agent.  As of the date of filing of this report, the conditions to releasing the escrow have not been met, including the payment of the $1,800,000 by Healthcare to the Xnergy shareholders. The parties remain confident that the conditions to the release of the escrow can be met shortly and the closing completed, although the Xnergy shareholders, Jason Davis, the current CEO of the Company, and Joey Patalano, the current Vice President and a director, have a continuing option to rescind the entire transaction if the conditions are not met.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Xnergy specializes in turn-key energy conservation design-build and maintenance solutions for a number of industries including biotech, high tech, medical device manufacturing, pharmaceutical and semi-conductor Industries. Xnergy, a leader in the alternative energy field, has over 80 MW of interconnect experience.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 2011 and July 31, 2010, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At January 31, 2011 and July 31, 2010, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008  (inception) to January 31, 2011, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

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

Segment Information

During the quarters ended January 31, 2011 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

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
January 31, 2011
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

At January 31, 2011, and July 31, 2010, respectively the Company has no instruments that require additional disclosure.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $2,755,213; net cash used in operations of $137,449 for the six months ended January 31, 2011; and stockholders’ deficit of $2,922,134 at January 31, 2011. Consulting agreements, described under “Contractual Obligations” section, paid with company stock represents $2,573,500 of the $2,755,213 net loss for the six months ended January 31, 2011.

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

 Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Note 4 Loans Payable to Affiliates

During the quarter ended April 30, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of January 31, 2011.  The managing member of McDowell, L.L.C. is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. There is no indication in the corporate records of the basis or consideration for the two notes and the Company is investigating the basis on which the notes were executed by Mr. Stapleton. As of January 31, 2011, accrued interest payable was $675. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes and subsequently filed suit to collect on the two notes.

Note 5 Lease Agreement

The Company currently occupies office space in Merritt Island, Florida leased by a consultant which also provides financial, accounting, compliance and other support services to the Company on a three year consulting agreement.  The rent payable under the consulting agreement is not separately stated and is included in the monthly consulting fee payable for the services agreed.  The services include use of office equipment, software, servers, and office personnel of the consultant, as well as use of the consultant’s offices as the mailing address for the Company.

Note 6 Subsidiary Transactions

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

On October 22, 2010, the Company also acquired all of the outstanding shares of RLP Mechanical Contractors, Inc. (“RLP”), in exchange for 1,120,000 (56,000,000 shares pre-split) common shares, and RLP became a wholly-owned subsidiary of Élan Energy, Inc., a subsidiary of the Company formed to hold and mange the Company’s commercial HVAC acquisitions. Effective March 15, 2011, this transaction was rescinded by the former owners of R.L.P (See, Note 9)

In November, 2010, the Company closed in escrow on the acquisition of Xnergy, Inc. from Healthcare of Today, Inc. in exchange for 2,000,000 shares of common stock and 5,000,000 shares of convertible voting preferred stock of the Company.  Healthcare of Today had previously acquired all of the outstanding stock of Xnergy from its two shareholders for a total of cash, stock and notes totaling $23 million.  The acquisition by Healthcare of Today was closed in escrow pending payment of the first of three promissory notes on or before December 31, 2010 in the amount of $1,800,000, which funds were to be used to pay a loan to a former shareholder of Xnergy, secured by the stock and assets of Xnergy.  As of January 31, 2011, the first note had not yet been paid by Healthcare of Today and that note has still not been paid as of the date of this report.  As a result, the closing of the acquisition of Xnergy, Inc. by the Company remains contingent, and the former shareholders of Xnergy, Inc. hold a right to rescind the sale of their interests to Healthcare of Today, Inc.  While the Company expects the contingencies to be resolved, the acquisition of Xnergy, Inc,. by the Company is considered as still open and not yet completed, so the results of operations of Xnergy are not included in these financial statements.

In March, 2011, Élan Energy and Sunarias Corp. were transferred to an escrow agent pending completion of post-closing required steps by OCTuS, Inc. as part of the spin-off transaction under which shareholders of the Company

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Note 6 Subsidiary Transactions (continued)

will receive common shares of OCTuS, Inc. As soon as OCTuS, Inc. has amended its Articles of Incorporation to increase the number of common shares authorized and has registered the common shares to be distributed by it to the shareholders of the Company to complete the spin-off transaction, the escrow agent will complete the transfer of Élan and Sunarias to OCTuS and the common shares of OCTuS will be distributed to the shareholders of the Company by OCTuS.  That distribution is expected to take place in May or early June, 2011. Consequently, the results of operations of Sunarias and Élan Energy and its subsidiaries are not included in this Report as discontinued operations.

During the three and six months ended January 31, 2011 and the period from inception (April 28, 2008) to January 31, 2011, the Company recognized$2,500, $5,000, and $7,500 in discontinued operations expense. There were no corresponding discounts for the three and six months ended January 31, 2010.

Note 7 Stockholders’ Equity (Deficit)

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

On October 22, 2010, the Company issued 1,120,000 (56,000,000 shares pre-split) shares of common stock for the acquisition of R.L.P. Mechanical Contractors, Inc. to its parent company HOTI. As these shares were contingently issuable, they were valued at $0 in total.

On October 27, 2010, the Company issued 600,000 (30,000,000 shares pre-split) shares for the completion of the acquisition of SkyNet Energy, Inc.

On November 26, 2010, the Company closed on the acquisition of Xnergy, Inc. and issued 2,000,000 shares of common stock and agreed to issue 5,000,000 shares of voting convertible preferred stock having a total vote equal to 51 percent of all shares entitled to vote to be held in escrow pending completion of the conditions to the escrow release.  Those conditions have not yet been met and the transaction is subject to rescission until they are met, so no operating results of Xnergy, Inc. have been included in these financial statements, and the shares contingently issuable to its parent company HOTI, were valued at $0 in total.

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

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Note 7 Stockholders’ Equity (Deficit) (continued)

On January 4, 2011, the Company amended the previously filed Form S-8 and issued an additional 500,000 common shares in payment of consulting services provided under two consulting agreements.

As a result of these transactions, there were 10,940,636 common shares and 5,000,000 preferred shares outstanding at January 31, 2011.

Note 8 Notes Payable

In September, 2010, the Company issued 4 separate convertible promissory notes to two unrelated funding sources, for a total of $100,000 in funding, to be used as working capital.  Two of the notes for $25,000 each were issued on September 8, 2011 and the other two, also for $25,000 each, were issued on September 22, 2010.  All four notes provided for interest at 9 percent per year payable at maturity and each note had a maturity of six months after issue.
All of the notes also were convertible into common stock at the lower of $0.01 per share or 50 percent of the average of the two lowest volume weighted average prices of the Company’s common stock for the ten trading days prior to the date of conversion. A total of $3,427 has been accrued as interest on these four notess of January 31, 2011.

The $100,000 of convertible debt issued in September 2010 had beneficial conversion features, resulting in a debt discount of $88,235 to be amortized to interest expense over the six month life of the notes. During the six months ended January 31, 2011, the Company amortized $66,903 to interest expense in the consolidated statements of operations. As of January 31, 2011, the carrying amount of this debt is $78,668, which reflects the original $100,000 less the remaining $21,332 of debt discount.

All four of the notes, plus all accrued interest, were converted into common stock in February, 2011 and a total of 867,020 common shares were issued to the holders of the 4 notes.

On December 23, 2010, the Company issued its promissory note in the amount of $53,000 to an unrelated third party for additional working capital.  The note is due September 24, 2011 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $360 has been accrued as interest on this note as of January 31, 2011. The $53,000 of convertible debt issued in December 2010 had beneficial conversion features, resulting in a debt discount of $22,260 to be amortized to interest expense over the 275 day life of the note. During the six months ended January 31, 2011, the Company amortized $3,157 to interest expense in the consolidated statements of operations. As of January 31, 2011, the carrying amount of this debt is $33,897, which reflects the original $53,000 less the remaining $19,103 of debt discount.

Note 9 Changes to previously reported assets

During the quarter ended October 31, 2010, the Company reported that it acquired RLP Mechanical Contractors, Inc. (“RLP”) from its parent company, Healthcare of Today, Inc. (“HOTI”), which had acquired RLP during the quarter as well in an agreement that contained rescission terms.  Effective March 15 2011, RLP exercised its option to rescind the acquisition by HOTI.  As such, RLP is derecognized on the date of rescission, and the following amounts were derecognized  from the Company’s consolidated statements of operations for the quarter ended October 31, 2010 on a retrospective basis:

Revenues                                                                                         $             5,003
Cost of sales                                                                                                  2,980
Gross margin                                                                                                  2,023
Salaries and wages                                                                                      23,439

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Note 9 Changes to previously reported assets (continued)

Professional fees                                                                                                   225
Other general and administrative                                                                     2,167
Net loss                                                                                                    $      (23,808)

Net assets of $5,040,000 previously reported in the consolidated balance sheet as of October 31, 2010 as follows were similarly derecognized:
Cash	$ 144,000
Contracts Receivable	760,000
Other Current Assets	1,500,600
Fixed Assets	596,000
Accounts Payable	(76,000)
Payroll Liabilities	(28,000)
Sales Tax Payable	(8,000)
Loans Payable	(26,000)
Goodwill	2,177,400
$ 5,040,000

As 1,120,000 shares (56,000,000 pre-split) had been issued to HOTI as contingently issuable, they have been valued at zero with common stock being increased by the par value of $0.0001 per share or $112 and a corresponding negative amount recorded as additional paid in capital.

Note 10 Earnings Per Share

As described in Note 6, the Company issued 3,120,000 shares of common stock and 5,000,000 shares of preferred stock to its parent company as contingently issuable shares in connection with the acquisitions of RLP and Xnergy during the six months ended January 31, 2011.

The shares were issued to an escrow agent or to HOTI, and they are deemed issued and outstanding. The following table presents a reconciliation to the weighted average shares and earnings per share had the contingently issuable amounts excluding these shares is as follows:
                                          Period from
      Three Months                                           Six Months                                           April 28, 2008
                                                                      Ended                                                    Ended                                              (Inception) to
      January 31, 2011                                       January 31, 2011                                    January 31, 2011

Weighted Average Shares –
Basic and diluted                       9,814,549                                                    7,967,545                                                 5,230,403

Impact of RLP Acquisition                      (1,120,000)                                                  (620,870)                                                 (112,222)

Impact of Xnergy Acquisition                (1,456,522)                                                  (728,261)                                                  (130,952)

Adjusted Weighted Average
Shares                                           7,238,027                                                  6,618,414                                                   4,987,229

Adjusted Earnings Per Share                      $   (0.16)                                                $      (0.42)                                                  $     (0.59)

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Note 11 Subsequent Events

Spin-Off Transaction

In December, 2010, the Company announced that it would transfer ownership of Sunarias Corp., Élan Energy and R.L.P. Mechanical Contractors, Inc. to an unrelated public company, OCTuS, Inc., in return for shares of that company, which shares would then be distributed on a proportionate basis to the shareholders of AEGY, resulting in the AEGY shareholders owning shares in two public companies.  On February 16, 2011, the Company announced that an acquisition agreement had been entered into with OCTuS, Inc. (OCTI) under which OCTuS agreed to acquire Élan, and Sunarias in exchange for 100,000,000 shares of common stock of OCTuS, in a transaction valued at $5 million, based on the then trading price of OCTuS, Inc. shares.  The Company transferred its ownership in Élan Energy, Inc. and Sunarias Corp. to an escrow agent in March, 2011, and 5 million shares of Series D convertible preferred stock of OCTI will be issued to the same escrow agent by OCTuS, Inc. to hold until (1) OCTuS amends its Articles of Incorporation to increase its authorized common stock; and (2) OCTuS files a registration statement for the 100,000,000 common shares to be distributed to the shareholders of the Company.  On the effective date of that registration statement, the Series D preferred shares will automatically convert into common shares of OCTI and the shares will then be distributed to the AEGY shareholders of record on March 2, 2011.  On March 2, 2011, there were 11,881,661 shares of AEGY common stock issued and outstanding, so that each shareholder of AEGY will receive 8.42 shares of OCTI common stock for each share of AEGY held on March 2, 2011, rounded to the nearest whole number of shares.  Final closing of the transaction remains contingent on certain conditions to be met by OCTuS, Inc. and certain working capital funding to be provided to OCTuS, Inc.

Share Issuances

On February 24, 2011, the Company issued 867,020 common shares to the holders of 4 promissory notes, all due in March 2011 with an annual interest rate of 9 percent.  The conversions were the result of conversion elections contained in each promissory note at a conversion price based on 50 percent of the average of the two lowest volume weighted average prices of the Company’s common stock for the ten trading days prior to the conversion election, which was calculated to be $0.15  per share.  The conversions were calculated as follows:

Holder	Note Date	Principal	Interest Accrued	Total Due	Conversion Rate	Shares
Caesar Capital, LLC	September 8, 2010	$ 25,000	$ 1,047.95	$ 26,047.95	$ 0.12	217,066
AARG Corp.	September 8, 2010	25,000	1,047.95	26,047.95	0.12	217,066
Caesar Capital, LLC	September 20, 2010	25,000	973.28	25,973.28	0.12	216,444
AARG Corp.	September 20, 2010	25,000	973.28	25,973.28	0.12	216,444
		$ 100,000	$ 4,042.46	$104,042.46		867,020

On March 2, 2011, the Company issued 46,194 common shares to certain employees of Xnergy, Inc., as required by the terms of the Acquisition Agreement between the Company and Healthcare of Today, Inc., which closed in November, 2010.  Under the terms of the Agreement, the Company agreed to issue common shares to the named Xnergy employees having a total value of $200,000, based on the average trading price for the Company shares at the time the original acquisition agreement was signed in September, 2010. The calculation of the shares issued is as follows:
Share Value	Price	Pre-split shares	Post 1:50 split shares
$ 200,000	$ 0.086591	2,309,709	46,194

The shares are being held pending release of the escrow under which the Company will acquire Xnergy.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Note 11 Subsequent Events (continued)

On March 2, 2011, the Company issued 17,142 common shares in payment of accrued consulting compensation due to Crystal Falls Investments, LLC under a Consulting Agreement entered into on September 22, 2010.  The Consulting Agreement provided for monthly fees of $10,000 per month for 24 months, and also provided that Crystal Falls could elect to receive common shares in lieu of cash payments at an exercise price equal to 80 percent of the lowest closing price for the Company shares for the 5 trading days prior to the date of the execution of the agreement.  Adjusted for the 1:50 reverse split in November, 2010, the number of shares issued for the conversion of the consulting fees was 17,142.

As a result of these issues, there were 11,881,661 common shares issued as of March 15, 2011.

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

Our Business

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) was organized under the laws of the State of Florida on April 28, 2008. We formed our Company for the purpose of establishing a renewable fuel sources initially within the State of Florida. Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more. Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010. During the current fiscal year, we continued our business development by the formation of Élan Energy Corporation, a subsidiary in which we planned to administer the mechanical contracting companies we intended to acquire, and by the acquisitions of SkyNet Energy Systems, Inc. a Nevada corporation in the business of financing and establishing domestic companies’ renewable energy projects in Central and Eastern Europe, and R.L.P. Mechanical Contractors, Inc., a mechanical contracting corporation doing business primarily in the Dallas-Fort Worth, Texas area, which was acquired by Élan Energy.  The RLP acquisition was later rescinded as of March 15, 2011. In March, 2011, we transferred both Élan Energy, Inc and Sunarias Corp. to an escrow agent pending completion of the spin-off transaction with OCTuS, Inc. under which our shareholders will receive shares of OCTuS, Inc. in a spin-off transaction as soon as (1) OCTuS amends its Articles of Incorporation to increase its authorized common stock; and (2) OCTuS files a registration statement for the 100,000,000 common shares to be distributed to the shareholders of the Company as of March 2, 2011.  On March 2, 2011, there were 11,881,661 shares of AEGY common stock issued and outstanding, so that each shareholder of AEGY will receive 8.42 shares of OCTI common stock for each share of AEGY held on March 2, 2011, rounded to the nearest whole number of shares.  Final closing of the transaction remains contingent on certain conditions to be met by OCTuS, Inc. and certain working capital funding to be provided to OCTuS, Inc.

We also completed an escrow closing of Xnergy, Inc., an alternative energy company based in Carlsbad, California, subject to satisfaction of certain conditions, and, accordingly, Xnergy is not included in our financial position or results of operations.

On November 23, 2010, we completed a 1 for 50 reverse split by reducing the number of shares of common stock outstanding to 10 million shares, so, as a result, the total equivalent number of shares outstanding at January 31, 2011 is 7,840,636, of which Healthcare of Today, Inc. held 3,209,624.  The subsequent reverse split and its effects have been retroactively reflected in the financial statements included in this Report.

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

1. ENERGY MANAGEMENT

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

2.  SECURITY AND MONITORING

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

3.  GASIFICATION

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

4.  FUEL CELL ENERGY PRODUCTION

Alternative Energy Partners’ fourth sector is fuel cell energy production.  Currently, fuel cell energy production is considered a future technology that will be feasible within a five year window.  The fuel cell energy market is currently experiencing high market demand that it is unable, through its two major manufacturers, to satisfy.   This indicates a limit of manufacturing capacity that Alternative Energy Partners will exploit.  Fuel Cells can be placed wherever electricity is consumed, within some limitations.  This point of use feature reduces demand on the grid.  A major consumer market for fuel cells is hospitals, larger schools and colleges, manufacturing facilities and even small communities.

5.  POWER PURCHASE AGREEMENTS

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

SHOVON, LLC

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
Employees

As of January 31, 2011, Gary Reed was our Chairman and Jason Davis was our President and CEO.

Collectively, the Company has a total of 5 employees, full or part-time.

Acquisitions

We hope to complete the conditions for the release of the escrow the closing of Xnergy, Inc. during the quarter ended April 30, 2011 with the payment by Healthcare of Today of the initial $1,800,000 amount due to the Xnergy shareholders and satisfaction of the other release conditions

We also are pursuing acquisitions of other alternative energy products in the areas of solar and biodiesel, fuel cell technology and renewable water technologies.

Results of Operations for the Three and Six Months Ended January 31, 2011

For the three months ended January 31, 2011 the Company had revenues of $0. Since inception, the Company has incurred cumulative net losses of $2,922,134. For the three months ended January 31, 2011 and 2010, the Company had net losses of $1,159,679 and $7,300, respectively. Our activities have been attributed primarily to start up, business development, and financing activities. Consulting agreements, described under “Contractual Obligations” section, paid with company stock represents $1,048,500 of the $1,159,679 net loss for the three months ended January 31, 2011.

For the six months ended January 31, 2011 the company had revenues of $0. Since inception, the Company has incurred cumulative net losses of $2,922,134. For the six months ended January 31, 2011 and 2010, the Company had net losses of $2,755,213 and $71,485, respectively. Our activities have been attributed primarily to start up, business development, and financing activities. Consulting agreements, described under “Contractual Obligations” section, paid with company stock represents $2,573,500 of the $2,755,213 net loss for the six months ended January 31, 2011.

Liquidity and Capital Resources

To date, we have financed our operations from funds raised from private investment and publicly registered shares. We borrowed a total of $153,000 from third parties during the six months ended January 31, 2011.  As of January 31, 2011, we had cash on hand of $4,018.

As of January 31, 2011 and July 31, 2010, we had stockholders’ deficits of $2,922,134 and $166,921. During the six months ended January 31, 2011 and 2010, we used cash from operations of $137,449 and $66,568, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

The Company has a contractual obligation with Ambrose & Keith Fund LLC, to provide $1,000,000 for finance charges related to a securities purchase agreement, if we decide to continue with the agreement. This is in addition to the 222,220 ($4.50/share) shares that have already been issued to cover the first $1,000,000 per the agreement.

The Company has consulting agreements with companies for various advisement services. A total of 1,430,000 shares  have been issued during the quarter ended January 31, 2011 to cover these consulting agreements, totaling $2,503,500.

The Company also has entered into a consulting agreement with CFOs to Go, Inc., a wholly-owned subsidiary of Healthcare of Today International, Inc. to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support.  We maintain our corporate offices at the offices of CFOs to Go in Florida under this arrangement.

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

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended January 31, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The former CEO of the Company, Jack Stapleton, filed suit against the company in February, 2011 under the name McDowell, LLC to collect on two promissory notes totaling $12,500 signed by him as then CEO of the Company. The Company is investigating whether there was any disclosure of Mr. Stapleton’s conflict of interest and whether any consideration was given for these two promissory notes.

Neither the Company nor any of our officers or directors are involved in any other litigation either as plaintiffs or defendants and we have no knowledge of any other threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2011, we issued 1,100,000 shares for services and 2,000,000 common shares and 5,000,000 preferred shares for acquisitions. At January 31, 2011, we had 10,940,636 shares outstanding.

Subsequent to the quarter ended January 31, 2011, we have issued 867,020 common shares resulting from conversions of outstanding notes. 17,142 shares in conversion of accounts payable for consulting services, and 56,862 common shares for services, resulting in total shares outstanding at March 15, 2011 of 11,881,661 shares.

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

Alternative Energy Partners, Inc.

Date: March 22, 2011

/s/ GaryReed
Gary Reed
Chairman

/s/ John Burke
John Burke
Principal Accounting Officer