Form 10-Q
period 2011-04-30
Alternative Energy Partners, Inc.
filed 2011-06-14
CIK 1446896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: April 30, 2011

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
Merritt Island, FL 32953
(Address of principal executive offices)

321-452-9091
(Issuer’s telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:
  Yes  ☒   No   0

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).                                                                                                                                  Yes   0    No  0

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 0	Accelerated filer 0
Non-accelerated filer 0	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange  Act)                                                          Yes  [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 14, 2011, there were 11,881,660 shares of our common stock outstanding.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
April 30, 2011

TABLE OF CONTENTS

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets – As of April 30, 2011 (Unaudited) and July 31, 2010 (Audited)	2

	Consolidated Statements of Operations for the three and nine months ended April 30, 2011 and 2010, and for the period from April 28, 2008 (inception) to April 30, 2011 (Unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to April 30, 2011 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended April 30, 2011 and 2010, and for the period from April 28, 2008 (inception) to April 30, 2011 (Unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Removed and Reserved	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

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

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” “Alternative Energy Partners, Inc., “AEGY”, “The Company” or the “Company” refer to Alternative Energy Partners, Inc., a Florida corporation.

Item 1. Financial Statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2011 (Unaudited)	July 31, 2010 (Audited)
Assets
Current Assets
Cash	$214	$163
Other current assets	9,583	-
Total Current Assets	9,797	163
Other Assets
Solar generation technology (net)	87,500	95,000
Related party receivable- HOTI	7,431	-
Goodwill	2,101,875	1,875
Total Other Assets	2,196,806	96,875
Total Assets	$2,206,603	$97,038
Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	$20,955	$8,390
Payroll liabilities	9,260	2,210
Loans payable	12,500	12,500
Notes payable, net of debt discount of $84,460 and $0	53,540	-
Related party payable- HOTI	-	19,033
Accrued interest	4,471	425
Total Current Liabilities	100,726	42,558
Total Liabilities	100,726	42,558
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 100,000,000 shares authorized
11,881,660 and 5,568,416 shares issued and outstanding	11,882	5,569
Preferred Stock	5,000	-
Additional paid in capital	6,116,533	215,832
Deferred Equity	(1,000,000)	-
Deficit accumulated during the development stage	(3,027,538)	(166,921)
Total Equity	2,105,877	54,480
Total Liabilities and Stockholders' Equity	$2,206,603	$97,038

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		For the Period from April 28, 2008 (Inception) to April 30, 2011
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-
General & Administrative
Consulting fees-related parties	35,845	-	2,609,345	20,500	2,671,475
Professional fees	13,420	4,920	45,780	14,285	80,796
Salaries and wages	-	-	26,654	26,206	57,414
Rent	-	1,221	-	9,000	9,000
Other general and administrative	29,648	57	77,999	7,692	107,589
Total Expenses	78,913	6,198	2,759,778	77,683	2,926,274
Net loss before other income (expense)	(78,913)	(6,198)	(2,759,778)	(77,683)	(2,926,274)
Interest expense	(26,491)	(175)	(100,839)	(175)	(101,264)
Net loss before income taxes	(105,404)	(6,373)	(2,860,617)	(77,858)	(3,027,538)
Income tax expense	-	-	-	-	-
Net Loss	$(105,404)	$(6,373)	$(2,860,617)	$(77,858)	$(3,027,538)
Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.31)	$(0.02)	$(0.51)
Weighted average number of shares outstanding during the period - basic and diluted	11,633,485	3,563,760	9,139,543	3,623,101	5,916,103

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 (Inception) to April 30, 2011

							Deficit
							Accumulated
	Common Stock		Preferred Stock		Additional		During the	Total
	$0.001 Par Value		$0.001 Par Value		Paid In	Deferred	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Equity	Stage	Equity
Balance - April 28, 2008	-	$-	-	$-	$-	$-	$-	$-
Proceeds from the issuance of common stock - founders - ($0.00004/share)	5,280,000	5,280	-	-	(3,080)	-	-	2,200
Proceeds from the issuance of common stock ($1.04/share)	6,240	6	-	-	6,494	-	-	6,500
Net loss for the period from April 28,2008 (inception) to July 31, 2008	-	-	-	-	-	-	(3,000)	(3,000)
Balance - July 31, 2008	5,286,240	5,286	-	-	3,414	-	(3,000)	5,700
Stock issued for services ($0.06/share)	24,000	24	-	-	1,476	-	-	1,500
Proceeds from the issuance of common stock ($1.04/share)	5,520	6	-	-	5,744	-	-	5,750
Proceeds from the issuance of common stock ($2.08/share)	48,000	48	-	-	99,952	-	-	100,000
Net loss for the year ended July 31, 2009	-	-	-	-	-	-	(52,814)	(52,814)
Balance - July 31, 2009	5,363,760	5,364	-	-	110,586	-	(55,814)	60,135
Cancellation of common stock	(1,800,000)	(1,800)	-	-	1,800	-	-	-
Expenses paid by Shareholders	-	-	-	-	5,945	-	-	5,945
Proceeds from the issuance of common stock ($0.24/share)-Sunarias	400,000	400	-	-	97,100	-	-	97,500
Proceeds from the issuance of common stock ($0.001/share)-Shovan	1,500,000	1,500	-	-	375	-	-	1,875
Stock issued for services ($0.001/share)	104,656	105	-	-	26	-	-	131
Net loss for the year ended July 31, 2010	-	-	-	-	-	-	(111,107)	(111,107)
Balance - July 31, 2010	5,568,416	5,569	-	-	215,832	-	(166,921)	54,480
Stock issued for services ($4.5/share)	330,000	330	-	-	1,484,670	-	-	1,485,000
Stock issued for services ($4.5/share)	222,220	222	-	-	999,778	(1,000,000)	-	-
Common stock related to RLP Mechanical Contractors, Inc.	1,120,000	1,120	-	-	(1,120)	-	-	-
Proceeds from the issuance of common stock ($3.50/share)-SkyNet Energy Inc.	600,000	600	-	-	2,099,400	-	-	2,100,000
Stock issued for services ($1.17/share)	600,000	600	-	-	702,900	-	-	703,500
Stock issued for services ($0.63/share)	500,000	500	-	-	314,500	-	-	315,000
Proceeds from the issuance of notes payable-beneficial conversion feature	-	-	-	-	177,234	-	-	177,234
Common stock related to Xnergy, Inc.	2,000,000	2,000	5,000,000	5,000	(7,000)	-	-	-
Common stock from conversion of notes ($0.12/share)	867,020	867	-	-	103,152	-	-	104,019
Stock issued for services ($0.46/share)	17,142	17	-	-	7,911	-	-	7,928
Stock issued for services ($0.34/share)	56,862	57	-	-	19,276	-	-	19,333
Net loss for the nine months ended April 30, 2011	-	-	-	-	-	-	(2,860,617)	(2,860,617)
Balance – April 30, 2011	11,881,660	$11,882	5,000,000	$5,000	$6,116,533	$(1,000,000)	$(3,027,538)	$2,105,877

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended April 30,		For the Period from April 28, 2008 (Inception) to April 30, 2011
	2011	2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$(2,860,617)	$(77,858)	$(3,027,538)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	101,774	-	104,274
Stock issued for services	2,530,761	-	2,532,392
Services paid by shareholder	-	500	5,945
Increase in prepaid expenses	(4,583)	-	(4,583)
Increase in accounts payable	12,565	1,598	20,955
Increase (decrease) in accrued liabilities	7,050	(2,716)	9,260
Increase in accrued interest	8,065	175	8,490
Net Cash Used in Operating Activities	(204,985)	(78,301)	(350,805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	231,500	12,500	244,000
Overpayment of intercompany payable - HOTI	(26,464)	-	(7,431)
Proceeds from issuance of stock	-	-	114,450
Net Cash Provided by Financing Activities	205,036	12,500	351,019
Net Increase (decrease) in Cash	51	(65,801)	214
Cash and cash equivalents, beginning of period	163	66,919	-
Cash and cash equivalents, end of period	$214	$1,118	$214
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-
SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of SkyNet, Inc. for Stock	$2,100,000	$-	$2,100,000
Acquisition of Sunarias Corporation for Stock	$-	$-	$97,500
Acquisition of Shovan, Inc. for Stock	$-	$-	$1,875
Conversion of notes payable to stock	$100,000	$-	$100,000
Conversion of accrued interest to stock	$4,019	$-	$4,019
Security deposits acquired with notes payable	$5,000	$-	$5,000

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2010. The interim results for the period ended April 30, 2011 are not necessarily indicative of results for the full fiscal year. Notes to the Financial Statements, which would substantially duplicate disclosures contained in the audited financials for the fiscal year 2010 as reported in Form 10-K, have been omitted.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company is involved in the alternative energy sector. The Company has acquired and is seeking to acquire additional emerging growth companies to meet growing demands worldwide in the alternative energy sector. The Company acquired Sunarias Corporation (“Sunarias”) during the fiscal year ended July 31, 2010. During the nine month period ended April 30, 2011, it continued its business development by the acquisitions of SkyNet Energy Systems, Inc., and Shovon, LLC, incorporated Élan Energy, Inc. as a wholly-owned subsidiary, and closed in escrow on the acquisition agreement to acquire Xnergy, Inc., an alternative energy company based in San Diego, California, subject to certain remaining post-closing items.

On November 26, 2010, the Company completed an escrow closing of the acquisition of Xnergy, Inc. (“Xnergy”) from Healthcare of Today, Inc. pursuant to an Acquisition Agreement dated November 5, 2010, as reported on a Current Report dated December 1, 2010 filed with the SEC.  Healthcare of Today, Inc. was then the majority shareholder of the Company. As a result of the acquisition, Xnergy was expected to become a wholly-owned subsidiary of the Company. The closing and acquisition were still subject to payment of an initial installment of $1,800,000 by Healthcare of Today, Inc. to the former shareholders of Xnergy, which was due on or before December 29, 2010 as well as additional due diligence by the Company to confirm the operations and financial reporting of Xnergy.  In anticipation of the completion of the acquisition, D. Jason Davis and Joey Patalano, the shareholders of Xnergy, Inc. who had contracted to sell their ownership interests in Xnergy, Inc. to Healthcare of Today, Inc., were appointed as additional directors of Xnergy, Inc., and Mr. Davis became Chairman and CEO of the Company\ and Mr. Patalano became Executive Vice President.  As further reported in the Quarterly Report on Form 10-Q for the period ending January 31, 2011, filed with the SEC on March 22, 2011, the conditions to the closing of the acquisition of Xnergy, Inc. by the Company had not yet been met, so no financial information regarding Xnergy, Inc. was included in that filing.

In May, 2011, the Board of Directors of the Company determined that it was in the best interests of the shareholders of the Company that the conditional acquisition of Xnergy, Inc. should be rescinded and abandoned effective June 1, 2011, because (i) the conditions to the closing of the acquisition of Xnergy, Inc. by Healthcare of Today, Inc. had not yet been met; (ii) Xnergy, Inc. had provided audited financial statements to the Company; and (iii) the results of

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
 (Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

due diligence by the Company raised questions regarding the suitability of the acquisition.  The proposed acquisition of Xnergy, Inc. by the Company has now been rescinded and terminated as a result of the Board action.

In February, 2011, the proposed transfer of Élan Energy, Inc. and Sunarias Corporation to OCTuS, Inc., a publicly traded (OTC BB: OCTIE) company based in California engaged in the alternative energy market, as part of a spin-off transaction, under which the shares of OCTuS to be received in the transaction would be distributed by OCTuS directly to the shareholders of the Company, was announced.  That transaction and the distribution by OCTuS was intended to take place when the Articles of Incorporation of OCTuS were amended to increase the authorized common shares to accommodate the distribution, when certain defaulted debt of OCTuS, Inc. was reinstated as current, and when a registration statement for the OCTuS shares to be distributed was declared effective. OCTuS, Inc. has been unable meet the conditions to closing under the Acquisition Agreement and is now delinquent in the filing of its last two required periodic reports with the SEC.  The Company determined that the proposed transaction was no longer feasible or in the best interests of its shareholders, and the transaction has now been abandoned.

The business of the Company remains the development and marketing of alternative energy solutions through Sunarias Corp., Skynet Energy and Shovon, and the acquisition of commercial HVAC mechanical contracting companies through Élan Energy.

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

Elán

Elán Energy, Inc. was a wholly-owned subsidiary of the Company, formed in September 2010 to manage the Company’s commercial HVAC and related operations.  It is actively engaged in the acquisition of commercial mechanical contractors and expects to complete several acquisitions in the next fiscal quarter of the Company.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
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

Principles of Consolidation

The accompanying consolidated financial statements include Alternative Energy Partners, Inc. and its wholly-owned subsidiaries described above. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate in 2011 and 2010 included a 100% valuation allowance for deferred taxes assets arising from net operating losses incurred since inception.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At April 30, 2011 and July 31, 2010, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At April 30, 2011 and July 31, 2010, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
 (Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008 (inception) to April 30, 2011, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

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

Segment Information

During the quarters ended April 30, 2011 and 2010, the Company only operated in one segment; therefore, segment information has not been presented.

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
April 30, 2011
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

At April 30, 2011, and July 31, 2010, respectively the Company has no instruments that require additional disclosure.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $2,860,617; net cash used in operations of $204,985 for the nine months ended April 30, 2011; and stockholders’ deficit of $3,027,538 at April 30, 2011. Consulting agreements, described under “Contractual Obligations” section, paid with company stock represents $2,530,761 of the $2,860,617 net loss for the nine months ended April 30, 2011.

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

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
 (Unaudited)

Note 4 Loans Payable to Affiliates

During the quarter ended April 30, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of April 30, 2011.  The managing member of McDowell, L.L.C. is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. There is no indication in the corporate records of the basis or consideration for the two notes and the Company is investigating the basis on which the notes were executed by Mr. Stapleton. As of April 30, 2011, accrued interest payable was $1,175. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes and subsequently filed suit to collect on the two notes. A judgment has been entered in favor of McDowell, LLC.

Note 5 Lease Agreement

The Company currently occupies office space in Merritt Island, Florida sub-leased from a consultant which also provides financial, accounting, compliance and other support services to the Company on a three year consulting agreement.  The rent payable under the consulting agreement is not separately stated and is included in the monthly consulting fee payable for the services agreed.  The services include use of office equipment, software, servers, and office personnel of the consultant, as well as use of the consultant’s offices as the mailing address for the Company.

Note 6 Stockholders’ Equity (Deficit)

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

On November 26, 2010, the Company closed on the acquisition of Xnergy, Inc. and issued 2,000,000 shares of common stock and agreed to issue 5,000,000 shares of voting convertible preferred stock having a total vote equal to 51 percent of all shares entitled to vote to be held in escrow pending completion of the conditions to the escrow release.  Those conditions have not yet been met and the transaction was subject to rescission until they are met, so no operating results of Xnergy, Inc. have been included in these financial statements, and the shares contingently issuable to its parent company HOTI, were valued at $0 in total. See note 8 relating to subsequent events.

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
(Unaudited)

Note 6 Stockholders’ Equity (Deficit) (continued)

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

On February 24, 2011, the Company converted four notes into 867,020 shares of common stock (See, Notes Payable, Note 7).

On March 2, 2011, the Company issued 74,004 shares of common stock. 63,336 of the shares were for services rendered or to be rendered under consulting agreements and 10,668 of the shares were issued for stock grants.

On February 25, 2011, the Company amended its Articles of Incorporation to increase the authorized stock to 105 million shares, par value $0.001, of which 100 million are designated as common shares and 5 million as preferred shares.

As a result of these transactions, there were 11,881,660 common shares and 5,000,000 preferred shares outstanding at April 30, 2011.

Note 7 Notes Payable

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
All of the notes also were convertible into common stock at the lower of $0.01 per share or 50 percent of the average of the two lowest volume weighted average prices of the Company’s common stock for the ten trading days prior to the date of conversion. The Company accrued interest of $4,019 on these four notes for the nine months ended April 30, 2011. The 4 convertible notes had beneficial conversion features, resulting in a debt discount of $88,235 to be amortized to interest expense over the six month life of the notes. During the nine months ended April 30, 2011, the Company amortized $88,235 to interest expense in the consolidated statements of operations. All four of the notes, plus all accrued interest, were converted into common stock in February, 2011 and a total of 867,020 common shares were issued to the holders of the 4 notes.

On February 24, 2011, the Company issued 867,020 common shares to the holders of the 4 promissory notes, all due in March 2011.  The conversions were the result of conversion elections by the holders and the conversion price was calculated to be $0.12 per share.  The conversions were calculated as follows:
Holder	Note Date	Principal	Interest Accrued	Total Due	Conversion Rate	Shares
Caesar Capital, LLC	September 8, 2010	$ 25,000	$ 1,042	$ 26,042	$ 0.12	217,066
AARG Corp.	September 8, 2010	25,000	1,042	26,042	0.12	217,066
Caesar Capital, LLC	September 20, 2010	25,000	967	25,967	0.12	216,444
AARG Corp.	September 20, 2010	25,000	968	25,968	0.12	216,444
		$ 100,000	$ 4,019	$ 104,019		867,020

Alternative Energy Partners, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
(Unaudited)

Note 7 Notes Payable (continued)

On December 23, 2010, the Company issued its promissory note in the amount of $53,000 to an unrelated third party for additional working capital.  The note is due September 24, 2011 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $1,034 has been accrued as interest on this note as of April 30, 2011. The $53,000 of convertible debt issued in December 2010 had beneficial conversion features, resulting in a debt discount of $31,734 to be amortized to interest expense over the 95 days of the note term commencing when the conversion feature is allowed. During the nine months ended April 30, 2011, the Company amortized $0 to interest expense in the consolidated statements of operations. As of April 30, 2011, the carrying amount of this debt is $21,266, which reflects the original $53,000 less the remaining $31,734 of debt discount.

On March 9, 2011, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital.  The note is due December 7, 2011 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $683 has been accrued as interest on this note as of April 30, 2011. The $35,000 of convertible debt issued in December 2011 had beneficial conversion features, resulting in a debt discount of $20,956 to be amortized to interest expense over the 95 days of the note term during which the conversion feature is allowed to be exercised. During the nine months ended April 30, 2011, the Company amortized $0 to interest expense in the consolidated statements of operations. As of April 30, 2011, the carrying amount of this debt is $14,044, which reflects the original $35,000 less the remaining $20,956 of debt discount.

On March 15, 2011, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital.  The note is due March 14, 2012 and carries interest at 10 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time before the due date, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $1,219 has been accrued as interest on this note as of April 30, 2011. The $50,000 of convertible debt issued in March 2011 had beneficial conversion features, resulting in a debt discount of $36,309 to be amortized to interest expense over the 365 days of the note during which the conversion feature is allowed to be exercised. During the nine months ended April 30, 2011, the Company amortized $4,539 to interest expense in the consolidated statements of operations. As of April 30, 2011, the carrying amount of this debt is $18,230, which reflects the original $50,000 less the remaining $31,770 of debt discount.

Note 8 Subsequent Events

In May, 2011, the Board of Directors of the Company determined that it was in the best interests of the shareholders of the Company that the conditional acquisition of Xnergy, Inc. should be rescinded and abandoned effective June 1, 2011, because (i) the conditions to the closing of the acquisition of Xnergy, Inc. by Healthcare of Today, Inc. had not yet been met; (ii) Xnergy, Inc. had provided audited financial statements to the Company; and (iii) the results of due diligence by the Company raised questions regarding the suitability of the acquisition.  The proposed acquisition of Xnergy, Inc. by the Company has now been rescinded and terminated as a result of the Board action.

In February, 2011, the proposed transfer of Élan Energy, Inc. and Sunarias Corporation to OCTuS, Inc., a publicly traded (OTC BB: OCTIE) company based in California engaged in the alternative energy market, as part of a spin-off transaction, under which the shares of OCTuS to be received in the transaction would be distributed by OCTuS directly to the shareholders of the Company, was announced.  That transaction and the distribution by OCTuS was intended to take place when the Articles of Incorporation of OCTuS were amended to increase the authorized common shares to accommodate the distribution, when certain defaulted debt of OCTuS, Inc. was reinstated as current, and when a registration statement for the OCTuS shares to be distributed was declared effective. OCTuS, Inc. has been unable meet the conditions to closing under the Acquisition Agreement and is now delinquent in the filing of its last two required periodic reports with the SEC. The Company determined that the proposed transaction was no longer feasible or in the best interests of its shareholders, and the transaction has now been abandoned as of June 1, 2011.

The business of the Company remains the development and marketing of alternative energy solutions through Sunarias Corp., Skynet Energy and Shovon, and the acquisition of commercial HVAC mechanical contracting companies through Élan Energy.

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

On February 15, 2011, we entered into an Acquisition Agreement with OCTuS, Inc. (OCTI), under which OCTI, a Nevada corporation with its principal offices located in Davis, California, would acquire all of the issued and outstanding stock of Élan Energy Corp., and Sunarias Corporation in exchange for 100 million shares of the common stock of OCTI, which stock would then be distributed proportionately to our shareholders as part of the transaction.  However, because OCTI did not then have enough authorized common shares to allow it to issue the consideration for the transaction, it instead agreed to issue a new class of preferred stock, designated as Series E Convertible Preferred Stock, to an agent to be designated at closing, to hold the Series E Preferred Stock until (1) OCTI had authorized sufficient shares of common stock, and (2) OCTI had registered the common shares to be issued to the shareholders of AEGY, as provided in the Acquisition Agreement.  At the time the Acquisition Agreement was entered into, OCTI common shares were then trading on the NASDAQ OTC Bulletin Board and it was a currently reporting public company, current on its filings with the SEC. The Acquisition Agreement provided, among other conditions, that OCTI would remain current on its required SEC filings, that all existing liabilities of OCTI would be resolved or brought current, that there would be no defaults or delinquencies in any outstanding liabilities, and that all remaining liabilities would have a term ending at least six months after closing.  OCTI had previously announced in December, 2010 that it had received notice of default on a $500,000 loan due to an unrelated third party, which default must be resolved to our satisfaction before closing.  Closing was scheduled on or before March 15, 2011, which was subsequently extended by agreement to allow OCTI additional time to meet the conditions to closing.

Subsequently, OCTI has been unable to meet the conditions to closing; failed to file its Annual Report on Form 10-K on a timely basis with the SEC; remains delinquent on its required SEC periodic filings; and was suspended from trading on the OTC Bulletin Board.   Under the circumstances, our Board of Directors has determined that it is in the best interests of our shareholders to abandon the proposed transaction with OCTuS, Inc., and to retain ownership of our subsidiaries, Sunarias Corporation and Élan Energy, Inc.  The action was effective June 1, 2011.

On November 26, 2010, we undertook an escrow closing of the acquisition of Xnergy, Inc. (“Xnergy”) from Healthcare of Today, Inc. pursuant to an Acquisition Agreement dated November 5, 2010, as reported on a Current Report dated December 1, 2010 filed with the SEC.  Healthcare of Today, Inc. was then our majority shareholder. As a result of the acquisition, Xnergy was expected to become our wholly-owned subsidiary. The closing and acquisition were still subject to payment of an initial installment of $1,800,000 by Healthcare of Today, Inc. to the former shareholders of Xnergy, which was due on or before December 29, 2010 as well as additional due diligence by us to confirm the operations and financial reporting of Xnergy.  In anticipation of the completion of the acquisition, D. Jason Davis and Joey Patalano, the shareholders of Xnergy, Inc. who had contracted to sell their ownership interests in Xnergy, Inc. to Healthcare of Today, Inc., were appointed as additional directors of Xnergy, Inc., and Mr. Davis became our Chairman and CEO and Mr. Patalano became our Executive Vice President.  As further reported in our Quarterly Report on Form 10-Q for the period ending January 31, 2011, filed with the SEC on March 22, 2011, the conditions to the closing of the acquisition of Xnergy, Inc. had still not yet been met, so no financial information regarding Xnergy, Inc. was included in that filing.

In May, 2011, our Board of Directors determined that it was in the best interests of our shareholders that the conditional acquisition of Xnergy, Inc. should be rescinded and abandoned effective June 1, 2011, because (i) the conditions to the closing of the acquisition of Xnergy, Inc. by Healthcare of Today, Inc. had not yet been met; (ii) Xnergy, Inc. had been unable or unwilling to provide audited financial statements; and (iii) the results of due our diligence raised questions regarding the suitability of the acquisition.  The proposed acquisition of Xnergy, Inc. by has now been rescinded and terminated as a result of the Board action.

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

1.ENERGY MANAGEMENT

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

Our model of energy provision is different; for example, with regard to solar thermal energy, we have the ability to front the costs of system installation and maintenance.  In addition to promoting lower operating costs than those of traditional utilities, Sunarias(TM) systems may allow businesses to conveniently meet individual corporate missions or governmental energy reduction mandates such as CA AB32.  Regardless of whether they are formally required to do so, many local governments, companies, and individuals are now taking actions to reduce their greenhouse gas emissions or to lock in lower energy costs in a long term agreement with a company like ours while improving their public image through thoughtful use of energy.

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

Our Product

Our model of energy provision is different; for example, with regard to solar thermal energy, we have the ability to front the costs of system installation and maintenance.  In addition to promoting lower operating costs than those of traditional utilities, Sunarias(TM) systems may allow businesses to conveniently meet individual corporate missions or governmental energy reduction mandates such as CA AB32.  Regardless of whether they are formally required to do so, many local governments, companies, and individuals are now taking actions to reduce their greenhouse gas emissions or to lock in lower energy costs in a long term agreement with a company like ours while improving their public image through thoughtful use of energy.

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

Employees

As of June 1, 2011, Gary Reed is our Chairman, President and CEO and sole officer.

Currently, we have no paid, employees, full or part-time, and rely on paid consultants to provide necessary services.

Acquisitions

We are pursuing acquisitions of other alternative energy products in the areas of solar and biodiesel, fuel cell technology and renewable water technologies, as well as acquisitions of commercial mechanical contracting companies, and expect to acquire several mechanical contracting companies in the quarter ended July 31, 2011.

Results of Operations for the Three and Nine Months Ended April 30, 2011

For the three months ended April 30, 2011 the Company had revenues of $0. Since inception, the Company has incurred cumulative net losses of $3,027,538. For the three months ended April 30, 2011 and 2010, the Company had net losses of $105,404 and $6,373, respectively. Our activities have been attributed primarily to start up, business development, and financing activities. Consulting agreements, described under “Contractual Obligations” section, paid with company stock represents $5,828 of the $105,404 net loss for the three months ended April 30, 2011.

For the nine months ended April 30, 2011 the company had revenues of $0. Since inception, the Company has incurred cumulative net losses of $3,027,538. For the nine months ended April 30, 2011 and 2010, the Company had net losses of $2,860,617 and $77,858, respectively. Our activities have been attributed primarily to start up, business development, and financing activities. Consulting agreements, described under “Contractual Obligations” section, paid with company stock represents $2,530,761 of the $2,860,617 net loss for the nine months ended April 30, 2011.

Liquidity and Capital Resources

To date, we have financed our operations from funds raised from private investment and publicly registered shares. We borrowed a total of 238,000 from third parties during the nine months ended April 30, 2011.  As of April 30, 2011, we had cash on hand of $214.

As of April 30, 2011 and July 31, 2010, we had stockholders’ deficits of $3,027,538 and $166,921. During the nine months ended April 30, 2011 and 2010, we used cash from operations of $204,985 and $78,301, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The Company has consulting agreements with companies for various advisement services. A total of 1,430,000 shares were issued during the quarter ended January 31, 2011 to cover these consulting agreements, totaling $2,503,500 in onetime costs.

The Company also has entered into a consulting agreement with CFOs to Go, Inc., a financial and legal consulting firm,. to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support.  We maintain our corporate offices at the Florida offices of CFOs to Go under this arrangement.

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

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended April 30, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The former CEO of the Company, Jack Stapleton, filed suit against the company in February, 2011 under the name McDowell, LLC to collect on two promissory notes totaling $12,500 signed by him as then CEO of the Company. McDowell, LLC has obtained a judgment for the principal and interest due on these notes.

Neither the Company nor any of our officers or directors are involved in any other litigation either as plaintiffs or defendants and we have no knowledge of any other threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2011, we issued 867,020 common shares resulting from conversions of outstanding notes, 17,142 shares in conversion of accounts payable for consulting services, and 56,862 common shares for services, resulting in total shares outstanding at April 30, 2011 of 11,881,660 shares.  No additional shares have been issued since the end of the quarter.

Item 3. Defaults Upon Senior Securities

There were no defaults on any debt or senior securities outstanding.

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

31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley  Act

32.2           Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1           Certification of Chief Executive Officer pursuant to Section 906

32.2           Certification of principal accounting officer pursuant to Section 906

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Alternative Energy Partners, Inc.

Date: June 14, 2011

/s/ Gary Reed
Gary Reed
Chairman

/s/ John Burke
John Burke
Principal Accounting Officer