Form 10-K
period 2011-07-31
Alternative Energy Partners, Inc.
filed 2011-11-23
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  July 31, 2011

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

YES  [  ]  NO [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter, July 31, 2011 was $349,194.

There were 18,765,039 shares of the Registrant’s $.001 par value common stock outstanding as of November 15, 2011.

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

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) is a development stage company. The Company was organized under the laws of the State of Florida on April 28, 2008.  We formed our Company for the purpose of establishing renewable fuel sources initially within the State of Florida.  Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more.  Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010, and the acquisitions of SkyNet Energy Systems, Inc. a Nevada corporation in the business of financing and establishing domestic companies’ renewable energy projects in Central and Eastern Europe.

Current Business of the Company

We are a development stage company in the business of energy production and management.  Our business model of vertical integration recognizes that customers have unique energy needs, and by offering an array of energy services we believe we can best provide customized, efficient energy solutions that will appeal to our markets. We believe our intended products and services could represent an important alternative for customers looking to lower their overhead costs or improve public image through efficient energy usage.

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

• successfully integrate any future acquisitions; and

• anticipate and adapt to changing conditions in the solar and thermal power industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

WE ARE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE OUR SECURITIES MORE DIFFICULT TO SELL.

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

We use a corporate office located at 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953 and our telephone number there is (321) 452-9091.  This office space and telephone services are currently being provided free of charge by a subsidiary of a major shareholder.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently used.

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

	Closing Prices
	High	Low
FISCAL 2011
First Quarter (August 1, 2010 through October 31, 2010)	$5.7450	$3.1000
Second Quarter (November 1, 2010 through January 31, 2011)	$2.9500	$0.3600
Third Quarter (February 1, 2011 through April 30, 2011)	$0.4700	$0.1700
Fourth Quarter (May 1, 2011 through July 31, 2011)	$0.1800	$0.0293

FISCAL 2010
First Quarter (August 1, 2009 through October 31, 2009)	$8.1250	$4.1250
Second Quarter (November 1, 2009 through January 31, 2010)	$7.5000	$4.2500
Third Quarter (February 1, 2010 through April 30, 2010)	$7.4375	$4.3750
Fourth Quarter (May 1, 2010 through July 31, 2010)	$13.625	$2.2500

On July 31, 2011, the closing price of the Company’s Common Stock as reported by the OTCBB was $0.03 and there were approximately 103 shareholders of record. These prices have been adjusted to reflect the July 20, 2010 4:1 forward stock split and the November, 2010  1:50 reverse stock split.

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

Common Stock

As of October 6, 2011 there were approximately 103 beneficial owners of our common stock with 12,835,480 shares issued and outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors within and beyond our control that could cause or contribute to such differences include, among others, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-K and in “Item 1 - Our Business”.

Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our Business

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) was organized under the laws of the State of Florida on April 28, 2008. We formed our Company for the purpose of establishing renewable fuel sources initially within the State of Florida. Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more. Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010. During the current fiscal year, we continued our business development by the formation of Élan Energy Corporation, a subsidiary in which we planned to administer the mechanical contracting companies we intended to acquire, and by the acquisitions of SkyNet Energy Systems, Inc., a Nevada corporation in the business of financing and establishing domestic companies’ renewable energy projects in Central and Eastern Europe, and R.L.P. Mechanical Contractors, Inc., a mechanical contracting corporation doing business primarily in the Dallas-Fort Worth, Texas area, which was acquired by Élan Energy.  The RLP acquisition was later rescinded as of March 15, 2011.

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

Current Business of the Company

We are a holding company engaged through our subsidiaries in the business of energy production and management. Our business model of vertical integration recognizes that customers have unique energy needs, and by offering an array of energy services we believe we can best provide customized, efficient energy solutions that will appeal to our markets. We believe our intended products and services could represent an important alternative for customers looking to lower their overhead costs or improve public image through efficient energy usage.

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

5.  POWER PURCHASE AGREEMENTS

AEGY also plans to engage in the purchase of solar photo voltaic power purchase agreements (“PPAs”) through its completed acquisition of SkyNet Energy Systems, Inc. as a wholly-owned subsidiary. We completed the acquisition agreement to acquire SkyNet from Healthcare of Today, Inc. for 600,000 (30,000,000 shares pre-split) shares of our common stock on August 19, 2010.  Healthcare of Today, Inc. acquired SkyNet for 250,000 shares of its common stock, valued in the acquisition agreement at $3,000,000, which we valued at $2,100,000. Power purchase agreements have a variety of applications.  In the current instance, PPAs are agreements whereby an individual organization arranges with a government-sponsored utility to guarantee the purchase of all of the power that will be provided by that organization’s energy production.  In the current instance, we will be supplying photo voltaic produced electricity.  By purchasing PPAs, SkyNet will receive the income stream from that agreement.

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

Employees

As of September 15, 2011, Hong-Sin Pan is our Chairman, President and CEO and sole officer.  He is not an employee of the company and is not paid as an employee.  Our former sole officer and director, Gary Reed, resigned for personal reasons in September, 2011.  He was also not an employee of the Company and was not paid as an employee.

Currently, we have no paid, employees, full or part-time, and rely on paid consultants to provide necessary services.

Acquisitions

We are pursuing acquisitions of other alternative energy products in the areas of solar and biodiesel, fuel cell technology and renewable water technologies, as well as acquisitions of commercial mechanical contracting companies, and expect to acquire several mechanical contracting companies in the quarter ended January 31, 2011.

Results of Operations for the Years Ended July 31, 2011 and 2010.

For the years ended July 31, 2011 and 2010, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $6,331,018.  For the year ended July 31, 2011 and 2010, the Company had net losses of $6,164,097 and $111,107, respectively.  Our activities have been attributed primarily to start up and business development.

For the years ended July 31, 2011 and 2010, we incurred operating expenses of $6,043,175 and $111,107, respectively.  The increases relate primarily to officer payroll, consulting expenses, impairment loss, and professional fees.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the years ended July 31, 2011 and 2010 and since April 28, 2008 (date of inception) through July 31, 2011, the Company has had net losses of $6,164,097, $111,107 and $6,331,018, respectively. As of July 31, 2011, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through July 31, 2011 we raised cash of $114,450 through private placements of common stock financings. During November 2008, our Form S-1 Registration Statement became effective and we raised $100,000 through common stock sales. The proceeds from the sale of this common stock have been used for general and administrative expenses.

On September 30, 2010, we entered into a Securities Purchase Agreement with Ambrose & Keith Fund, LLC (“Ambrose”) under which we may,  at  our sole discretion,  periodically  sell  to  Ambrose shares  of  the our common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the Securities Purchase Agreement, Ambrose will pay us an amount equal to 85 percent of the lowest volume weighted average price of our common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board, or other principal market on which our common stock is traded, for the five days immediately following the notice date. The price paid by Ambrose for our stock will be determined as of the date of each individual request for an advance under the Securities Purchase Agreement. Ambrose’s obligation to purchase shares of our common stock under the Securities Purchase Agreement is subject to certain conditions, including our obtaining an effective registration  statement  for  shares  of  our common stock sold under the Securities Purchase Agreement, and is limited to  $500,000  for each 10 consecutive  trading days after the advance notice is provided to Ambrose. Upon the execution of the Securities Purchase Agreement, Ambrose was entitled to receive as a one-time commitment fee two million dollars worth of shares of the Company's common stock. The initial one-half of this fee was satisfied with the issue of 222,220 (11,111,000 pre-split) shares of common stock on September 28, 2010, and the remainder was to be paid on the effective date of a planned S-1 registration statement. The Company has since terminated its relationship with Ambrose.

On November 1, 2011, we signed an equity line of credit terms sheet with Apollo Capital Investments, LLC under which Apollo has agreed to provide $10 million in funding over a 36 month period in monthly installments of not less than $20,000 or more than $350,000 in exchange for common stock of the Company at a discount of 15 percent from the 5 day average market price for the common stock.  The first installment draw is dependent on the Company filing and causing to be made effective a registration statement for the underlying common shares.  In addition, Apollo has agreed to provide a bridge loan of $1,000,000 to the Company on a one year convertible note, converting at $0.02 per share, within 45 days after the term sheet has been incorporated in a definitive final agreement.  The definitive agreement is expected to be executed no later than November 30, 2011.  The equity line of credit and the bridge were arranged for the Company by Lin-Han Equity Corp. under its consulting agreement.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of July 31, 2011, we had an accumulated deficit of $6,331,018 and a working capital deficit of $175,047.

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

Contractual Obligations

The Company had consulting agreements with companies for various advisement services. A total of 1,430,000 shares were issued during the year ended July 31, 2011 to cover these consulting agreements, totaling $2,503,500 in onetime costs.  The current value of the same 1,430,000 is less than $15,000.

The Company entered into a consulting agreement with Lin-Han Equity Corp. to provide services and assistance in locating, identifying and assisting with due diligence in strategic acquisitions, as well as for the introduction of potential investor sources.  The consulting agreement was executed on May 1, 2011 and calls  for a fixed monthly fee of $15,000 commencing May 1, 2011 for a period of one year.  A total of $45,000 has been charged as expenses related to this agreement in the year ended July 31, 2011, and a total of $45,000 in fees owed is included in accounts payable.  Lin-Han Equity Corp. is also a shareholder of the Company, holding a total of 800,000 shares, representing 6.2 percent of the shares outstanding at July 31, 2011.

The Company also has entered into a consulting agreement with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support.  We maintain our corporate offices at the Florida offices of CFOs to Go under this arrangement.  CFOs to GO is a wholly-owned subsidiary of Lin-Han Equity Corp.

Recent Accounting Pronouncements:

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Alternative Energy Partners, Inc.

(A Development Stage Company)

Financial Statements

July 31, 2011 and 2010

CONTENTS

Page(s)

Report of Independent Registered Certified Public Accounting Firms	20

Consolidated Balance Sheets - As of July 31, 2011 and 2010	21

Consolidated Statements of Operations -	22
For the year ended July 31, 2011 and 2010
and the period from April 28, 2008 (inception)
through July 31, 2011

Statement of Changes in Stockholders’ Equity	23-24
For the years ended July 31, 2011 and 2010
and the period for April 28, 2008
(inception) to July 31, 2011

Statements of Cash Flows -	25
For the year ended July 31, 2011 and 2010
and the period from April 28, 2008 (inception)
through July 31, 2011

Notes to Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders ofAlternative Energy Partners, Inc.

We have audited the accompanying consolidated balance sheets of Alternative Energy Partners, Inc. and subsidiaries (a development stage company) as of July 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from April 28, 2008, inception, to July 31, 2011. Alternative Energy Partners, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Partners, Inc. and subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period from April 28, 2008, inception, to July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

November 23, 2011

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2011	July 31, 2010
Assets
Current Assets
Cash	$ 337	$ 163
Deferred loan costs, net of accumulated amortization of $10,925	7,625	-
Total Current Assets	7,962	163
Other Assets
Solar generation technology (net)	85,000	95,000
Goodwill	2,875	1,875
Total Other Assets	87,875	96,875
Total Assets	$ 95,837	$ 97,038
Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	$ 75,812	$ 8,390
Payroll liabilities	7,322	2,210
Loans payable	12,500	12,925
Notes payable, net of debt discount of $183,494 and $0	77,006	-
Related party payable- HOTI	2,374	19,033
Accrued interest	7,995	-
Total Current Liabilities	183,009	42,558
Total Liabilities	183,009	42,558
Stockholder's Equity (Deficit)
Common Stock, $0.001 par value, 100,000,000 shares authorized
12,835,480 and 5,568,416 shares issued and outstanding	12,836	5,569
Additional paid in capital	6,231,010	215,832
Deficit accumulated during the development stage	(6,331,018)	(166,921)
Total Stockholders’ Equity (Deficit)	(87,172)	54,480
Total Liabilities and Stockholders' Equity	$ 95,837	$ 97,038

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations
			For the Period from April 28, 2008 (Inception) to July 31, 2011
	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010
Revenues	$ -	$ -	$ -
Cost of Sales	-	-	-
Gross Margin	-	-	-
General & Administrative
Consulting fees-related parties	3,613,101	52,131	3,675,231
Impairment loss	2,099,000	-	2,099,000
Administrative fees	130,000	-	130,000
Marketing	65,000	-	65,000
Professional fees	45,780	22,308	80,796
Salaries and wages	26,654	13,045	57,414
Rent	-	9,000	9,000
Other general and administrative	63,640	14,623	93,230
Total Expenses	6,043,175	111,107	6,209,671
Net loss before other income (expense)	(6,043,175)	(111,107)	(6,209,671)
Interest expense	(120,922)	-	(121,347)
Net loss before income taxes	(6,164,097)	(111,107)	(6,331,018)
Income tax expense	-	-	-
Net Loss	$ (6,164,097)	$ (111,107)	$ (6,331,018)
Net loss per share - basic and diluted	$ (0.63)	$ (0.03)	$ (0.97)
Weighted average number of shares outstanding during the period - basic and diluted	9,853,078	3,608,144	6,525,588

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended July 31, 2011 and 2010, For the period from April 28, 2008 (Inception) to July 31, 2011

	Common Stock $0.001 Par Value
	Shares	Amount	Additional Paid In Capital	Deferred Equity	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
Balance - April 28, 2008	-	$ -	$ -	$ -	$ -	$ -
Proceeds from the issuance of common stock - founders - ($0.00004/share)	5,280,000	5,280	(3,080)	-	-	2,200
Proceeds from the issuance of common stock ($1.04/share)	6,240	6	6,494	-	-	6,500
Net loss for the period from April 28,2008 (inception) to July 31, 2008	-	-	-	-	(3,000)	(3,000)
Balance - July 31, 2008	5,286,240	5,286	3,414	-	(3,000)	5,700
Stock issued for services ($0.06/share)	24,000	24	1,476	-	-	1,500
Proceeds from the issuance of common stock ($1.04/share)	5,520	6	5,744	-	-	5,750
Proceeds from the issuance of common stock ($2.08/share)	48,000	48	99,952	-	-	100,000
Net loss for the year ended July 31, 2009	-	-	-	-	(52,814)	(52,814)
Balance - July 31, 2009	5,363,760	5,364	110,586	-	(55,814)	60,136
Cancellation of common stock	(1,800,000)	(1,800)	1,800	-	-	-
Expenses paid by Shareholders	-	-	5,945	-	-	5,945
Proceeds from the issuance of common stock ($0.24/share)-Sunarias	400,000	400	97,100	-	-	97,500
Proceeds from the issuance of common stock ($0.001/share)-Shovan	1,500,000	1,500	375	-	-	1,875
Stock issued for services ($0.001/share)	104,656	105	26	-	-	131
Net loss for the year ended July 31, 2010	-	-	-	-	(111,107)	(111,107)
Balance - July 31, 2010	5,568,416	5,569	215,832	-	(166,921)	54,480
			23
Stock issued for services ($4.5/share)	330,000	330	1,484,670	-	-	1,485,000
Stock issued for services ($4.5/share)	222,220	222	999,778	(1,000,000)	-	-
Common stock related to RLP Mechanical Contractors, Inc.	1,120,000	1,120	(1,120)	-	-	-
Proceeds from the issuance of common stock ($3.50/share)-SkyNet Energy Inc.	600,000	600	2,099,400	-	-	2,100,000
Stock issued for services ($1.17/share)	600,000	600	702,900	-	-	703,500
Stock issued for services ($0.63/share)	500,000	500	314,500		-	315,000
Proceeds from the issuance of notes payable-beneficial conversion feature	-	-	294,925	-	-	294,925
Common stock related to Xnergy, Inc.	2,000,000	2,000	(2,000)	-	-	-
Common stock from conversion of notes ($0.12/share)	867,020	867	103,152	-	-	104,019
Common stock from conversion of notes ($0.12/share)	446,429	447	9,554	-	-	10,001
Common stock from conversion of notes ($0.0172/share)	581,395	581	9,419	-	-	10,000
Consulting fees	-	-	-	1,000,000	-	1,000,000
Net loss for the quarter ended July 31, 2011	-	-	-	-	(6,164,097)	(6,164,097)
Balance - July 31, 2011	12,835,480	$ 12,836	$ 6,231,010	$ -	$(6,331,018)	$ (87,172)

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010	For the Period from April 28, 2008 (Inception) to July 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$ (6,164,097)	$ (111,107)	$ (6,331,018)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	132,357	2,500	134,857
Impairment loss	2,099,000	-	2,099,000
Changes in certain assets and liabilities:
Stock issued for services	3,503,500	131	3,505,131
Services paid by shareholder	-	5,945	5,945
Increase in deferred loan costs	(18,550)	-	(18,550)
Increase in accounts payable	177,422	4,323	185,812
Increase in payroll liabilities	-	2,210	-
Increase (decrease) in accrued liabilities	5,112	(2,716)	7,322
Increase in accrued interest	11,589	425	12,014
Net Cash Used in Operating Activities	(253,667)	(98,289)	(399,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	270,500	12,500	283,000
Proceeds from related party	(16,659)	19,033	2,374
Proceeds from issuance of stock	-	-	114,450
Net Cash Provided by Financing Activities	253,841	31,533	399,824
Net Increase (decrease) in Cash	174	(66,756)	337
Cash and cash equivalents, beginning of period	163	66,919	-
Cash and cash equivalents, end of period	$ 337	$ 163	$ 337
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of SkyNet, Inc. for Stock	$ 1,000	$ -	$ 2,100,000
Acquisition of Sunarias Corporation for Stock	$ -	$ 97,500	$ 97,500
Acquisition of Shovan, Inc. for Stock	$ -	$ 1,875	$ 1,875
Conversion of notes payable to stock	$ 120,000	$ -	$ 120,000
Conversion of accrued interest to stock	$ 4,019	$ -	$ 4,019
Accounts payable converted to notes payable	$ 110,000	$ -	$ 110,000

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2011 and 2010

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company is involved in the alternative energy sector.  In addition to its existing subsidiaries, the Company is searching to acquire emerging growth companies to meet growing demands worldwide in the alternative energy sector.

Principles of Consolidation

The accompanying consolidated financial statements include Alternative Energy Partners, Inc. and its wholly-owned subsidiaries, Sunarias Corporation, acquired on  May 18, 2010, Shovan, LLC, acquired on July 7, 2010, SkyNet Energy, Inc., and Élan Energy, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate in 2011 and 2010 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ materially from estimates

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At July 31, 2011 and 2010, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At July 31, 2011 and 2010, respectively, there were no balances that exceeded the federally insured limit.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2011 and 2010

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008 (inception) to July 31, 2011, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

Stock-Based Compensation

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. The expense resulting from share-based payments is recorded as a component of consulting and general and administrative expense.

Non-Employee Stock Based Compensation

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

Income Taxes

The Company accounts for income taxes under the Accounting Standards Codification (“ASC”) No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2011 and 2010

Income Taxes (continued)

The Company records and reviews quarterly its uncertain tax positions. The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company measures a tax position that meets the more-likely-than-not recognition threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. In its measurement of a tax position that meets the more-likely-than-not recognition threshold, the Company considers the amounts and probabilities of the outcomes that could be realized upon settlement using the facts and circumstances and information available at the reporting date.

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

At July 31, 2011, the Company has no instruments that require additional disclosure. The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2011 and 2010

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

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has not yet emerged from the development stage, has a net loss of $6,164,097 and net cash used in operations of $253,667 for the year ended July 31, 2011; and negative working capital of $175,047 and an accumulated deficit of $6,331,018 at July 31, 2011.

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
July 31, 2011 and 2010

Note 3 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $6,331,018 at July 31, 2011, expiring through 2028. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at July 31, 2011 and 2010 are as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforwards	$(6,331,018)	$(166,921)
Total deferred tax assets	2,382,362	62,000
Less: valuation allowance	(2,382,362)	(62,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at July 31, 2010 was approximately $62,000. The net change in valuation allowance during the year ended July 31, 2011 was an increase of approximately $2,320,362.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2011.

The actual tax benefit differs from the expected tax benefit for the periods ended July 31, 2011 and 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	2011	2010

Expected tax expense (benefit) – Federal	$(2,095,793)	$(35,900)
Expected tax expense (benefit) – State	(224,569)	(6,100)
Non-deductible stock compensation	-	-
Change in Valuation Allowance	2,320,362	42,000
Actual tax expense (benefit)	$-	$-

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2011 and 2010

Note 4 Loans Payable to Affiliates

During the quarter ended April 30, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of July 31, 2011.  The managing member of McDowell, L.L.C. is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. As of July 31, 2011, accrued interest payable was $1,425. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes and subsequently filed suit to collect on the two notes. A judgment has been entered in favor of McDowell, LLC.

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

Note 6 Acquisitions

On May 18, 2010, the Company acquired from Healthcare of Today, Inc., all of the outstanding stock of Sunarias Corporation, a development stage entity, in exchange for 5,000,000 common shares (20,000,000 shares reflective of the 4:1 stock split on July 19, 2010).  The transaction was valued at $97,500 which approximates both the carrying value at the time of acquisition, and the fair value of the technology asset acquired.  No other assets or liabilities were acquired, resulting in the entire purchase price being allocated to the technology asset.

On July 9, 2010, the Company also acquired from Healthcare of Today, Inc., all the outstanding stock of Shovan, LLC (“Shovon”), a development stage entity, in exchange for 18,750,000 common shares (75,000,000 shares reflective of the 4:1 stock split on July 19, 2010).  As Shovon had no assets or liabilities, the transaction was valued at par value of the Company’s shares, or $1,875.  Consequently, this purchase price was allocated to goodwill.

On October 27, 2010, the Company also acquired from Healthcare of Today, Inc., all the outstanding stock of Skynet Energy Systems (“Skynet”), a development stage entity, in exchange for 600,000 common shares (30,000,000 common shares pre-split).  The transaction was valued at $2,100,000 which was the fair value of the shares at the time of acquisition. No other assets or liabilities were acquired, resulting in the entire purchase price being allocated to goodwill. The Company determined that the goodwill was impaired at July 31, 2011 and recorded an impairment charge of $2,099,000.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2011 and 2010

Note 7 Stockholders’ Equity

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

On September 28, 2010, the Company issued 222,220 (11,111,000 shares pre- split) shares to Ambrose & Keith, LLC as partial payment of a commitment fee under the Share Purchase Agreement. As this agreement related to work to be performed at a later date, and the fact that Ambrose & Keith, LLC had not earned any amounts under the agreement, the transaction was recorded as deferred equity in the Consolidated Statement of Changes in Stockholders’ Equity. At July 31, 2011, the Share Purchase Agreement was deemed cancelled, however, the shares issued under the agreement were issued as a non-refundable fee and expensed upon cancellation.

On October 22, 2010, the Company issued 1,120,000 (56,000,000 shares pre-split) shares of common stock for the acquisition of R.L.P. Mechanical Contractors, Inc. to HOTI. These shares were issued, however valued at $0.00 in total due to RLP’s rescission of the acquisition in March, 2011. The Company is in the process of cancelling these shares subsequent to July 31, 2011.

On October 27, 2010, the Company issued 600,000 (30,000,000 shares pre-split) shares for the completion of the acquisition of SkyNet Energy, Inc.

On November 26, 2010, the Company closed on the acquisition of Xnergy, Inc. and issued 2,000,000 shares of common stock and agreed to issue 5,000,000 shares of voting convertible preferred stock having a total vote equal to 51 percent of all shares entitled to vote to be held in escrow pending completion of the conditions to the escrow release. The common shares were issued, however valued at $0.00 in total due to Xnergy’s rescission of the acquisition in June, 2011. The Company is in the process of cancelling these shares subsequent to July 31, 2011.

On December 7, 2010, the Company agreed to issue 600,000 shares of common stock for services rendered or to be rendered under four consulting agreements and registered the shares under an S-8 registration statement filed and effective on December 7, 2010. Actual issuance of shares will be executed upon agreement of the Board of Directors to increase authorized share capital.

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
July 31, 2011 and 2010

Note 7 Stockholders’ Equity (continued)

On March 2, 2011, the Company issued 74,004 shares of common stock. 63,336 of the shares were for services rendered or to be rendered under consulting agreements and 10,668 of the shares were issued for stock grants.

On June 30, 2011, the Company cancelled the 74,004 shares of common stock. 63,336 of the shares were for services rendered or to be rendered under consulting agreements and 10,668 of the shares were issued for stock grants.

On June 30, 2011 the Company converted $10,000 of notes into 446,429 shares of common stock (See, Notes Payable, Note 8).

On July 26, 2011, the Company converted $10,000 of notes into 581,395 shares of common stock (See, Notes Payable, Note 8).

As a result of these transactions, there were 12,835,480 common shares outstanding at July 31, 2011.

Note 8 Notes Payable

In September, 2010, the Company issued 4 separate convertible promissory notes to two unrelated funding sources, for a total of $100,000 in funding, to be used as working capital.  Two of the notes for $25,000 each were issued on September 8, 2010 and the other two, also for $25,000 each, were issued on September 22, 2010.  All four notes provided for interest at 9 percent per year payable at maturity and each note had a maturity of six months after issue.

All of the notes also were convertible into common stock at the lower of $0.01 per share or 50 percent of the average of the two lowest volume weighted average prices of the Company’s common stock for the ten trading days prior to the date of conversion. The Company accrued interest of $4,019 on these four notes for the year ended July 31, 2011. The four convertible notes had beneficial conversion features, resulting in a debt discount of $88,235 to be amortized to interest expense over the six month life of the notes. During the year ended July 31, 2011, the Company amortized $88,235 to interest expense in the consolidated statements of operations. All four of the notes, plus all accrued interest, were converted into common stock in February, 2011 and a total of 867,020 common shares were issued to the holders of the four notes.

On February 24, 2011, the Company issued 867,020 common shares to the holders of the four promissory notes, all due in March 2011.  The conversions were the result of conversion elections by the holders and the conversion price was calculated to be $0.12 per share.  The conversions were calculated as follows:

Holder	Note Date	Principal	Interest Accrued	Total Due	Conversion Rate	Shares
Caesar Capital, LLC	September 8, 2010	$ 25,000	$ 1,042	$ 26,042	$ 0.12	217,066
AARG Corp.	September 8, 2010	25,000	1,042	26,042	0.12	217,066
Caesar Capital, LLC	September 20, 2010	25,000	967	25,967	0.12	216,444
AARG Corp.	September 20, 2010	25,000	968	25,968	0.12	216,444
		$ 100,000	$ 4,019	$104,019		867,020

As a result of these transactions, there were 18,765,039 common shares outstanding at November 14, 2011.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2011 and 2010

Note 8 Notes Payable (continued)

On December 23, 2010, the Company issued its promissory note in the amount of $53,000 to an unrelated third party for additional working capital.  The note is due September 24, 2011 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $2,261 has been accrued as interest on this note as of July 31, 2011. On June 30, 2011, the unrelated third party converted $10,000 of the promissory note into 446,429 shares of common stock ($.022/share). On July 26, 2011, the unrelated third party converted $10,000 of the promissory note into 581,395 shares of common stock ($.0172/share). The $53,000 of convertible debt issued in December 2010 had beneficial conversion features, resulting in a debt discount of $11,503 to be amortized to interest expense over the 95 days of the note term commencing when the conversion feature is allowed. During the year ended July 31, 2011, the Company amortized $4,857 to interest expense in the consolidated statements of operations. As of July 31, 2011, the carrying amount of this debt is $26,361, which reflects the original $33,000 less the remaining $6,639 of debt discount.

On March 9, 2011, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital.  The note is due December 7, 2011 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $1,388 has been accrued as interest on this note as of July 31, 2011. The $35,000 of convertible debt issued in December 2011 had beneficial conversion features, resulting in a debt discount of $25,345 to be amortized to interest expense over the 95 days of the note term during which the conversion feature is allowed to be exercised. During the year ended July 31, 2011, the Company did not amortize any of the discount as the debt is not yet convertible. As of July 31, 2011, the carrying amount of this debt is $9,655, which reflects the original $35,000 less the remaining $25,345 of debt discount.

On March 15, 2011, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital.  The note is due March 14, 2012 and carries interest at 10 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time before the due date, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $2,479 has been accrued as interest on this note as of July 31, 2011. The $50,000 of convertible debt issued in March 2011 had beneficial conversion features, resulting in a debt discount of $36,309 to be amortized to interest expense over the 365 days of the note during which the conversion feature is allowed to be exercised. During the year ended April 30, 2011, the Company amortized $13,818 to interest expense in the consolidated statements of operations. As of July 31, 2011, the carrying amount of this debt is $27,508, which reflects the original $50,000 less the remaining $22,492 of debt discount.

On June 13, 2011, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due March 15, 2012 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $356 has been accrued as interest on this note as of July 31, 2011. The $32,500 of convertible debt issued in June 2011 had beneficial conversion features, resulting in a debt discount of $23,534 to be amortized to interest expense over the 95 days of the note term during which the conversion feature is allowed to be exercised. During the year ended July 31, 2011, the Company did not amortize any of the discount as the debt is not yet convertible. As of July 31, 2011, the carrying amount of this debt is $8,966, which reflects the original $32,500 less the remaining $23,534 of debt discount.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2011 and 2010

Note 8 Notes Payable (continued)

On June 30, 2011, the Company issued a promissory note in the amount of $50,000 to an unrelated third party for additional working capital.  The note is due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share.  A total of $84 has been accrued as interest on this note as of July 31, 2011. The $50,000 of convertible debt issued in June 2011 had beneficial conversion features, resulting in a debt discount of $50,000 to be amortized to interest expense over the life of the loan. During the year ended July 31, 2011, the Company amortized $4,305 to interest expense in the consolidated statements of operations. As of July 31, 2011, the carrying amount of this debt is $4,305, which reflects the original $50,000 less the remaining $45,695 of debt discount.

On July 31, 2011, the Company issued six (6) promissory notes totaling $60,000 to an unrelated third party for additional working capital.  The notes are due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share.  A total of $0 has been accrued as interest on this note as of July 31, 2011. The $60,000 of convertible debt issued in June 2011 had beneficial conversion features, resulting in a debt discount of $60,000 to be amortized to interest expense over the life of the loan. During the year ended July 31, 2011, the Company amortized $218 to interest expense in the consolidated statements of operations. As of July 31, 2011, the carrying amount of this debt is $218, which reflects the original $60,000 less the remaining $59,782 of debt discount.

Note 9. Subsequent Events

During September and October 2011, a total of $41,000 of notes payable have been converted into 5,929,559 shares of common stock detailed below.

Holder	Note Date	Principal	Shares
Asher Enterprises, Inc.	December 23, 2010	$ 33,000	3,883,509
Asher Enterprises, Inc.	March 9, 2011	4,000	1,025,642
Tangiers Investors, LP	March 15, 2011	4,000	1,020,408
		$ 41,000	5,929,559

As a result of these transactions, there were 18,765,039 common shares outstanding at November 14, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A,	CONTROLS AND PROCEDURES

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

Management, under the supervision of the Company’s Chief Executive Officer and consulting principal accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2011 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of an independent Audit Committee Chair, as well as a lack of segregation of duties, inadequate staffing with our accounting department, lack of consistent accounting policies and procedures, inadequate monitoring of controls, and lack of staff with SEC reporting experience all resulting from the Company’s limited resources.

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

Set forth below is certain information concerning the directors and executive officers of the Company as of July 31, 2011:

Name	Age	Position
Gary Reed	63	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Biographies

Gary Reed served as Chief Executive Officer and Chairman of the Board at July 31, 2011 and until September, 2011, when he resigned for personal reasons.  Mr. Reed is a seasoned executive, with management experience at a number of chemicals and products companies including Essex Specialty Products, a subsidiary of DOW Chemical. In these positions he has worked closely with an extensive client list including US and Foreign governments. Most recently, Reed served as a Director for a collegiate program in California, directing a $180M construction budget and overseeing innovative energy projects. Reed is LEED AP certified.

Hong-Shin Pan was appointed as Mr. Reed’s successor effective September 15, 2011.

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

ITEM 11.	EXECUTIVE C OM PENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Hong-Shin Pan, Chairman of the Board	2011	0	0	0	0	0	0	0	0
Gary Reed, Former Chairman of the Board	2011	0	0	33,335	0	0	0	0	33,335

OUTSTANDING EQUITY AWARDS AT JULY 31, 2011

As part of the acquisition of Sunarias Corporation and his agreement to serve as Chairman and CEO of the Company, it was agreed that Mr. Reed would receive a total of 1,666,667 common shares (pre-split) of the Company in 4 equal installment every 3 months.  The first installment of 416,667 (pre-split) shares was issued to Mr. Reed on July 7, 2010, and, as a result of the 4 for 1 split on July 19, 2010 and the 50:1 reverse split in November, 2010, is now 33,335 shares.

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

The following table sets forth certain information as of July 31, 2011, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Gary Reed, former CEO	33,335	--%
All Directors and executive officers as a group (1 person)(1)	33,335	-%

Healthcare of Today, Inc.(2)	1,582,167	12.3%
Healthcare of Today, International, Inc.(2)	2,000,000	15.6%
Lin-Han Equity Corp.(2)(3)	800,000	6.2%
Henry Jan(2)	290,910	2.3%

(1)

 Although not an officer or director at July 31, 2011, our current sole officer and director, Hong-Shin Pan, held a total of 40,000 shares of common stock at July 31, 2011

(2)

Henry Jan serves as Chairman and CEO of Healthcare of Today, Inc., Healthcare of Today International, Inc., and Lin-Han Equity Corp., and they collectively held a total of 4,673,077 shares at July 31, 2011, representing 36.4 percent of the common shares outstanding at July 31, 2011

(3)

Lin-Han Equity Corp. also holds 5 million shares of preferred stock having voting power equal to 51 percent of the total voting power of all classes of stock entitled to vote and therefore may be considered to be in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the years ended, July 31, 2011 and 2010, we were billed by our then independent registered public accounting firm, Moss, Krusick and Associates, LLC approximately $32,580 and $10,420 for audit and review fees associated with our 10-K and 10-Q.

Tax Fees

During the years ended, July 31, 2011 and 2010, our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any tax services for the Company.

All Other Fees

During the years ended, July 31, 2011 and 2010, our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any other work.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit
3.1	Certificate of Incorporation, as amended (1) *
3.2	Certificate of Amendment (1) *
3.3	Bylaws (1)*
Articles of Amendment dated July 20, 2010.(2)*

31.1 31	Rule 13a-14(a) Certifications of Chief Executive Officer and Principal Accounting Officer
32.1 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Principal Accounting Officer

(1)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form S-1, file no. 333-154894, filed on October 31, 2008.

(2)	Incorporated by reference to the exhibits filed with
*	Previously filed

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY PARTNERS, INC.

Dated: November 23, 2011	By:	/s/ Hong-Shin Pan
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: November 23, 2011	By:	/s/ John Burke
Principal Accounting Officer