Form 10-Q
period 2011-10-31
Alternative Energy Partners, Inc.
filed 2011-12-20
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: October 31, 2011

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

Yes  [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 20, 2011, there were 29,054,013 shares of our common stock outstanding.

0

Alternative Energy Partners, Inc. and Subsidiaries

(A Development Stage Company)

October 31, 2011

TABLE OF CONTENTS

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets – As of October 31, 2011 (Unaudited) and July 31, 2011 (Audited)	2

	Consolidated Statements of Operations for the three months ended October 31, 2011 and 2010, and for the period from April 28, 2008 (inception) to October 31, 2011 (Unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to October 31, 2011 (Unaudited)	4-5

	Consolidated Statements of Cash Flows for the three months ended October 31, 2011 and 2010, and for the period from April 28, 2008 (inception) to October 31, 2011 (Unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Signatures	27

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

Item 1. Financial Statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	October 31, 2011 (Unaudited)	July 31, 2011 (Audited)
Assets
Current Assets
Cash	$ (24)	$ 337
Deferred loan costs, net of accumulated amortization of $15,000	3,915	7,625
Total Current Assets	3,891	7,962
Other Assets
Solar generation technology (net)	82,500	85,000
Goodwill	2,875	2,875
Total Other Assets	85,375	87,875
Total Assets	$ 89,266	$ 95,837
Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	152,491	75,812
Payroll liabilities	7,322	7,322
Loans payable	12,500	12,500
Notes payable, net of debt discount of $140,168 and $183,494	79,332	77,006
Related party payable- HOTI	2,374	2,374
Accrued interest	9,440	7,995
Total Current Liabilities	263,459	183,009
Total Liabilities	263,459	183,009
Stockholder's Equity (Deficit)
Common Stock, $0.001 par value, 100,000,000 shares authorized
18,765,039 and 12,835,864 shares issued and outstanding	18,765	12,836
Additional paid in capital	6,266,991	6,231,010
Deficit accumulated during the development stage	(6,459,949)	(6,331,018)
Total Equity	(174,193)	(87,172)
Total Liabilities and Stockholders' Equity	$ 89,266	$ 95,837

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended October 31,		For the Period from April 28, 2008 (Inception) to October 31, 2011
	2011	2010
Revenues	$ -	$ -	$ -
Cost of Sales	-	-	-
Gross Margin	-	-	-
General & Administrative
Consulting fees-related parties	30,000	1,515,000	3,705,231
Impairment loss	-	-	2,099,000
Administrative fees	-	-	130,000
Marketing	45,000	-	110,000
Professional fees	-	14,306	80,796
Salaries and wages	-	37,982	57,414
Rent	-	-	9,000
Other general and administrative	8,252	42,409	101,482
Total Expenses	83,252	1,609,697	6,292,923
Net loss before other income (expense)	(83,252)	(1,609,697)	(6,292,923)
Interest expense	(45,679)	-	(167,026)
Net loss before income taxes	(128,931)	(1,609,697)	(6,459,949)
Income tax expense	-	-	-
Net Loss	$ (128,931)	$ (1,609,697)	$ (6,459,949)
Net loss per share - basic and diluted	$ (0.01)	$ (0.26)	$ (0.99)
Weighted average number of shares outstanding during the period - basic and diluted	9,853,078	6,120,541	6,525,588

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 (Inception) to October 31, 2011

	Common Stock $0.0001 Par Value
	Shares	Amount	Additional Paid In Capital	Deferred Equity	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
Balance - April 28, 2008	-	$ -	-	-	$ -	$ -
Proceeds from the issuance of common stock - founders - ($0.00004/share)	5,280,000	5,280	(3,080)	-	-	2,200
Proceeds from the issuance of common stock ($1.04/share)	6,240	6	6,494	-	-	6,500
Net loss for the period from April 28,2008 (inception) to July 31, 2008	-	-	-	-	(3,000)	(3,000)
Balance - July 31, 2008	5,286,240	5,286	3,414	-	(3,000)	5,700
Stock issued for services ($0.06/share)	24,000	24	1,476	-	-	1,500
Proceeds from the issuance of common stock ($1.04/share)	5,520	6	5,744	-	-	5,750
Proceeds from the issuance of common stock ($2.08/share)	48,000	48	99,952	-	-	100,000
Net loss for the year ended July 31, 2009	-	-	-	-	(52,814)	(52,814)
Balance - July 31, 2009	5,363,760	5,364	110,586	-	(55,814)	60,136
Cancellation of common stock	(1,800,000)	(1,800)	1,800	-	-	-
Expenses paid by Shareholders	-	-	5,945	-	-	5,945
Proceeds from the issuance of common stock ($0.24/share)-Sunarias	400,000	400	97,100	-	-	97,500
Proceeds from the issuance of common stock ($0.001/share)-Shovan	1,500,000	1,500	375	-	-	1,875
Stock issued for services ($0.001/share)	104,656	105	26	-	-	131
Net loss for the year ended July 31, 2010	-	-	-	-	(111,107)	(111,107)
Balance - July 31, 2010	5,568,416	5,569	215,832	-	(166,921)	54,480
Stock issued for services ($4.5/share)	330,000	330	1,484,670	-	-	1,485,000
Stock issued for services ($4.5/share)	222,220	222	999,778	(1,000,000)	-	-
Common stock related to RLP Mechanical Contractors, Inc.	1,120,000	1,120	(1,120)	-	-	-
Proceeds from the issuance of common stock ($3.50/share)-SkyNet Energy Inc.	600,000	600	2,099,400	-	-	2,100,000
		4
Stock issued for services ($1.17/share)	600,000	600	702,900	-	-	703,500
Stock issued for services ($0.63/share)	500,000	500	314,500		-	315,000
Proceeds from the issuance of notes payable-beneficial conversion feature	-	-	294,925	-	-	294,925
Common stock related to Xnergy, Inc.	2,000,000	2,000	(2,000)	-	-	-
Common stock from conversion of notes ($0.12/share)	867,020	867	103,152	-	-	104,019
Common stock from conversion of notes ($0.12/share)	446,429	447	9,554	-	-	10,001
Common stock from conversion of notes ($0.0172/share)	581,395	581	9,419	-	-	10,000
Consulting fees	-	-	-	1,000,000	-	1,000,000
Net loss for the quarter ended July 31, 2011	-	-	-	-	(6,164,097)	(6,164,097)
Balance - July 31, 2011	12,835,480	$ 12,836	$ 6,231,010	$ -	$ (6,331,018)	$ (87,172)
Common stock from conversion of notes ($0.0128/share)	546,875	547	6,453	-	-	7,000
Common stock from conversion of notes ($0.013/share)	538,462	538	6,462	-	-	7,000
Common stock from conversion of notes ($0.0118/share)	1,101,694	1,102	11,898	-	-	13,000
Common stock from conversion of notes ($0.0054/share)	1,111,112	1,111	4,389	-	-	5,500
Common stock from conversion of notes ($0.0041/share)	585,366	585	(85)	-	-	500
Common stock from conversion of notes ($0.0039/share)	2,046,050	2,046	5,954	-	-	8,000
Proceeds from the issuance of notes payable-beneficial conversion feature	-	-	910	-	-	910
Net loss for the quarter ended July 31, 2011		-	-	-	(128,931)	(128,931)
Balance - October 31, 2011	18,765,039	$ 18,765	$ 6,266,991	$ -	$ (6,459,949)	$ (174,193)

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended October 31,
	2011	2010	For the Period from April 28, 2008 (Inception) to October 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$ (128,931)	$ (1,609,697)	$ (6,459,949)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	50,445	2,500	185,302
Impairment loss	-	-	2,099,000
Stock issued for services	-	1,485,000	3,505,131
Services paid by shareholder	-	-	5,945
Increase in deferred loan costs	-	(2,179)	(18,550)
Increase in accounts payable	76,680	17,518	262,492
Increase in payroll liabilities	-	-	-
Increase (decrease) in accrued liabilities	-	(1,501)	7,322
Increase in accrued interest	1,445	1,383	13,459
Net Cash Used in Operating Activities	(361)	(106,976)	(399,848)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of RLP	-	144,000	-
Net Cash Provided by Investing Activities	-	144,000	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	100,000	283,000
Proceeds from related party	-	(39,114)	2,374
Proceeds from issuance of stock	-	-	114,450
Net Cash Provided by Financing Activities	-	60,886	399,824
Net Increase (decrease) in Cash	(361)	97,910	(24)
Cash and cash equivalents, beginning of period	337	163	-
Cash and cash equivalents, end of period	$ (24)	$ 98,073	$ (24)
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ 1,690	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of SkyNet, Inc. for Stock	$ -	$ 2,100,000	$ 2,100,000
Acquisition of Sunarias Corporation for Stock	$ -	$ 97,500	$ 97,500
Acquisition of Shovan, Inc. for Stock	$ -	$ 1,875	$ 1,875
Conversion of notes payable to stock	$ 41,000	$ -	$ 161,000
Conversion of accrued interest to stock	$ -	$ -	$ 4,019
Accounts payable converted to notes payable	$ -	$ -	$ 110,000

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2011. The interim results for the period ended October 31, 2011 are not necessarily indicative of results for the full fiscal year. Notes to the Consolidated Financial Statements, which would substantially duplicate disclosures contained in the audited financials for the fiscal year 2011 as reported in Form 10-K, have been omitted.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company is involved in the alternative energy sector. The Company has acquired and is seeking to acquire additional emerging growth companies to meet growing demands worldwide in the alternative energy sector. The Company acquired Sunarias Corporation (“Sunarias”) during the fiscal year ended July 31, 2010. During the fiscal year ended July 31, 2011, it continued its business development by the acquisitions of SkyNet Energy Systems, Inc., and Shovon, LLC, incorporated Élan Energy, Inc. as a wholly-owned subsidiary, and closed in escrow on the acquisition agreement to acquire Xnergy, Inc., an alternative energy company based in San Diego, California, subject to certain remaining post-closing items.

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

October 31, 2011

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

October 31, 2011

 (Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any significant revenues since inception.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 2011 and July 31, 2011, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At October 31, 2011 and July 31, 2011, respectively, there were no balances that exceeded the federally insured limit.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

 (Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Earnings per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (‘ASC”) Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008 (inception) to October 31, 2011, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

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

Segment Information

During the quarters ended October 31, 2011 and 2010, the Company only operated in one segment; therefore, segment information has not been presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

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

At October 31, 2011, and July 31, 2011, respectively the Company has no instruments that require additional disclosure.

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

October 31, 2011

 (Unaudited)

Recent Accounting Pronouncements (continued)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $128,931; net cash used in operations of $361 for the three months ended October 31, 2011; and deficit accumulated during the development stage of $6,459,949 at October 31, 2011.

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

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

(Unaudited)

Note 4 Loans Payable to Affiliates

During the fiscal year end July 31, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of October 31, 2011.  The managing member of McDowell, L.L.C. is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. As of October 31, 2011, accrued interest payable was $1,675. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes and subsequently filed suit to collect on the two notes. A judgment has been entered in favor of McDowell, LLC.

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

On September 28, 2010, the Company issued 222,220 (11,111,000 shares pre- split) shares to Ambrose & Keith, LLC as partial payment of a commitment fee under the Share Purchase Agreement. As this agreement relates to work to be performed at a later date, and the fact that Ambrose & Keith, LLC have not earned any amounts under the agreement, the transaction was recorded as deferred equity in the Consolidated Statement of Changes in Stockholders’ Equity. At July 31, 2011, the Share Purchase Agreement was deemed cancelled; however, the shares issued under the agreement were issued as non-refundable fee and expensed upon cancellation.

On October 22, 2010, the Company issued 1,120,000 (56,000,000 shares pre-split) shares of common stock for the acquisition of R.L.P. Mechanical Contractors, Inc. to HOTI. These shares were issued, however, valued at $0.00 in total due to RLP’s rescission of the acquisition in March 2011. The Company is in the process of cancelling these shares subsequent to October 31, 2011.

On October 27, 2010, the Company issued 600,000 (30,000,000 shares pre-split) shares for the completion of the acquisition of SkyNet Energy, Inc.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

(Unaudited)

Note 6 Stockholders’ Equity (Deficit) (continued)

On November 26, 2010, the Company closed on the acquisition of Xnergy, Inc. and issued 2,000,000 shares of common stock and agreed to issue 5,000,000 shares of voting convertible preferred stock having a total vote equal to 51 percent of all shares entitled to vote to be held in escrow pending completion of the conditions to the escrow release. The common shares were issued, however, valued at $0.00 in total due to Xnergy’s rescission of the acquisition in June 2011. The Company is in the process of cancelling these shares subsequent to October 31, 2011.

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

On June 30, 2011, the Company converted $10,000 of notes into 446,429 shares of common stock (See Notes Payable, Note 7).

On July 26, 2011, the Company converted $10,000 of notes into 581,395 shares of common stock (See Notes Payable, Note 7).

In September 2011, the Company converted notes into 2,187,031 shares of common stock (See Notes Payable, Note 7).

In October 2011, the Company converted notes into 3,742,528 shares of common stock (See Notes Payable, Note 7).

As a result of these transactions, there were 18,765,039 common shares issued and outstanding and no preferred shares authorized at October 31, 2011.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

(Unaudited)

Note 7 Notes Payable

In September, 2010, the Company issued four separate convertible promissory notes to two unrelated funding sources, for a total of $100,000 in funding, to be used as working capital.  Two of the notes for $25,000 each were issued on September 8, 2010 and the other two, also for $25,000 each, were issued on September 22, 2010.  All four notes provided for interest at 9 percent per year payable at maturity and each note had a maturity of six months after issue. All of the notes also were convertible into common stock at the lower of $0.01 per share or 50 percent of the average of the two lowest volume weighted average prices of the Company’s common stock for the ten trading days prior to the date of conversion. The Company accrued interest of $4,019 on these four notes for the year ended July 31, 2011. The 4 convertible notes had beneficial conversion features, resulting in a debt discount of $88,235 to be amortized to interest expense over the six month life of the notes. During the year ended July 31, 2011, the Company amortized $88,235 to interest expense in the consolidated statements of operations. All four of the notes, plus all accrued interest, were converted into common stock in February 2011 and a total of 867,020 common shares were issued to the holders of the four notes.

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

On December 23, 2010, the Company issued its promissory note in the amount of $53,000 to an unrelated third party for additional working capital.  The note was due September 24, 2011 and carried interest at 8 percent per annum, payable at maturity.  The note was convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $2,261 had been accrued as interest on this note as of July 31, 2011. On June 30, 2011, the unrelated third party converted $10,000 of the promissory note into 446,429 shares of common stock ($.022/share). On July 26, 2011, the unrelated third party converted $10,000 of the promissory note into 581,395 shares of common stock ($.0172/share). The $53,000 of convertible debt issued in December 2010 had beneficial conversion features, resulting in a debt discount of $11,503 to be amortized to interest expense over the 95 days of the note term commencing when the conversion feature was allowed. During the year ended July 31, 2011, the Company amortized $4,857 to interest expense in the consolidated statements of operations. As of July 31, 2011, the carrying amount of this debt was $26,361, which reflected the original $33,000 less the remaining $6,639 of debt discount. During the three months ended October 31, 2011, the Company converted the note into 3,883,509 shares of Company stock.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

(Unaudited)

Note 7 Notes Payable (continued)

On March 9, 2011, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital.  The note is due December 7, 2011 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $2,014 has been accrued as interest on this note as of October 31, 2011. The $35,000 of convertible debt issued in December 2011 had beneficial conversion features, resulting in a debt discount of $31,000 to be amortized to interest expense over the 95 days of the note term during which the conversion feature is allowed to be exercised. During the three months ended October 31, 2011, the Company amortized $4,944 to interest expense in the consolidated statements of operations. During the three months ended October 31, 2011, the Company converted $4,000 of the note into 1,025,642 shares of common stock. As of October 31, 2011, the carrying amount of this debt is $4,944, which reflects the original $35,000 less $4,000 in conversions and the remaining $26,056 of debt discount.

On March 15, 2011, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital.  The note is due March 14, 2012 and carries interest at 10 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time before the due date, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $3,740 has been accrued as interest on this note as of October 31, 2011. The $50,000 of convertible debt issued in March 2011 had beneficial conversion features, resulting in a debt discount of $36,309 to be amortized to interest expense over the 365 days of the note during which the conversion feature is allowed to be exercised. During the three months ended October 31, 2011, the Company amortized $9,279 to interest expense in the consolidated statements of operations. During the three months ended October 31, 2011, the Company converted $4,000 of the note into 1,020,408 shares of common stock. As of October 31, 2011, the carrying amount of this debt is $32,787, which reflects the original $50,000 less the $4,000 conversion and remaining $13,213 of debt discount.

On June 13, 2011, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due March 15, 2012 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  A total of $356 has been accrued as interest on this note as of July 31, 2011. The $32,500 of convertible debt issued in June 2011 had beneficial conversion features, resulting in a debt discount of $23,534 to be amortized to interest expense over the 95 days of the note term during which the conversion feature is allowed to be exercised. During the three months ended October 31, 2011, the Company did not amortize any of the discount as the debt is not yet convertible. As of October 31, 2011, the carrying amount of this debt is $8,966, which reflects the original $32,500 less the remaining $23,534 of debt discount.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

(Unaudited)

Note 7 Notes Payable (continued)

On June 30, 2011, the Company issued a promissory note in the amount of $50,000 to an unrelated third party for additional working capital.  The note is due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share.  A total of $337 has been accrued as interest on this note as of July 31, 2011. The $50,000 of convertible debt issued in June 2011 had beneficial conversion features, resulting in a debt discount of $50,000 to be amortized to interest expense over the life of the loan. During the three months ended October 31, 2011, the Company amortized $2,556 to interest expense in the consolidated statements of operations. As of July 31, 2011, the carrying amount of this debt is $17,083, which reflects the original $50,000 less the remaining $32,917 of debt discount.

On July 31, 2011, the Company issued six (6) promissory notes totaling $60,000 to an unrelated third party for additional working capital.  The notes are due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share.  A total of $302 has been accrued as interest on this note as of October 31, 2011. The $60,000 of convertible debt issued in June 2011 had beneficial conversion features, resulting in a debt discount of $60,000 to be amortized to interest expense over the life of the loan. During the three months ended October 31, 2011, the Company amortized $15,336 to interest expense in the consolidated statements of operations. As of October 31, 2011, the carrying amount of this debt is $15,552, which reflects the original $60,000 less the remaining $44,448 of debt discount.

Note 8 Subsequent Events

On December 1, 2011, the Company converted accounts payable into a promissory note totaling $30,000.

During September and October 2011, a total of $41,300 of notes payable have been converted into 10,288,974 shares of common stock detailed below.

Holder	Note Date	Principal	Shares
Asher Enterprises, Inc.	March 9, 2011	$ 6,400	2,596,667
Tangiers Investors, LP	March 15, 2011	4,900	2,692,307
Lin Han Century Corp	December 1, 2011	30,000	5,000,000
		$ 41,300	10,288,974

As a result of these transactions, there were 29,054,013 common shares outstanding at December 15, 2011.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors within and beyond our control that could cause or contribute to such differences include, among others, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-Q and in “Item 1 - Our Business,” “Item 7 - Management’s Discussion and Analysis,” and elsewhere in our most recent Form 10-K, filed with the United States Securities and Exchange Commission.

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

Employees

As of September 15, 2011, Hong-Shin Pan is our Chairman, President and CEO and sole officer.  He is not an employee of the company and is not paid as an employee.  Our former sole officer and director, Gary Reed, resigned for personal reasons in September 2011.  He was also not an employee of the Company and was not paid as an employee.

Currently, we have no paid employees, full or part-time, and rely on paid consultants to provide necessary services.

Acquisitions

We are pursuing acquisitions of other alternative energy products in the areas of solar and biodiesel, fuel cell technology and renewable water technologies, as well as acquisitions of commercial mechanical contracting companies, and expect to acquire several mechanical contracting companies in the quarter ended January 31, 2012.

Results of Operations for the Three Months Ended October 31, 2011 and 2010.

For the three months ended October 31, 2011 and 2010, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $6,459,949.  For the three months ended October 31, 2011 and 2010, the Company had net losses of $128,931 and $1,609,697, respectively.  Our activities have been attributed primarily to start up and business development.

For the three months ended October 31, 2011 and 2010, we incurred operating expenses of $83,252 and $1,609,697, respectively.  The decreases relate primarily to consulting expenses, salaries and wages, professional fees, and other general and administrative expenses. These decreases were offset somewhat by increases in marketing expenses.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the three months ended October 31, 2011 and 2010 and since April 28, 2008 (date of inception) through October 31, 2011, the Company has had net losses of $128,931, $1,609,697 and $6,459,949, respectively. As of October 31, 2011, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources. The decreases were offset somewhat by increases in marketing expenses.

On November 1, 2011, we signed an equity line of credit terms sheet with Apollo Capital Investments, LLC under which Apollo has agreed to provide $10 million in funding over a 36 month period in monthly installments of not less than $20,000 or more than $350,000 in exchange for common stock of the Company at a discount of 15 percent from the 5 day average market price for the common stock.  The first installment draw is dependent on the Company filing and causing to be made effective a registration statement for the underlying common shares.  In addition, Apollo has agreed to provide a bridge loan of $1,000,000 to the Company on a one year convertible note, converting at $0.02 per share, within 45 days after the term sheet has been incorporated in a definitive final agreement.  The definitive agreement is expected to be executed no later than December 31, 2011.  The equity line of credit and the bridge were arranged for the Company by Lin-Han Equity Corp. under its consulting agreement.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of October 31, 2011, we had an accumulated deficit of $6,459,949 and a working capital deficit of $259,568.

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

Contractual Obligations

The Company entered into a consulting agreement with Lin-Han Equity Corp. to provide services and assistance in locating, identifying and assisting with due diligence in strategic acquisitions, as well as for the introduction of potential investor sources.  The consulting agreement was executed on May 1, 2011 and called for a fixed monthly fee of $15,000 commencing May 1, 2011 for a period of one year.  A total of $45,000 was charged as expenses related to this agreement in the year ended July 31, 2011, and a total of $45,000 in fees owed is included in accounts payable.  Lin-Han Equity Corp. is not a shareholder or affiliate of the Company.  On December 1, 2011, a total of $30,000 in accrued payable amounts under this agreement was converted into a convertible promissory note due in two years, which note was subsequently assigned by Lin-Han to four unrelated parties.  The unrelated parties exercised the conversion option in each note assigned to them, and a total of 5 million shares of common stock were issued to the assignees in December 2011.

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

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures (continued)

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

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended October 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2011, we issued 5,929,559 common shares resulting from conversions of outstanding notes resulting in total shares outstanding at October 31, 2011 of 18,765,039 shares. During the following quarter ending January 31, 2012, we issued 10,288,974 common shares resulting from conversions of outstanding notes resulting in total shares outstanding at December 20, 2011 of 29,054,013.

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

Item 5. Other Information.

Item 6. Exhibits

Exhibit No.     Description of Exhibit

31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley  Act

31.2           Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1           Certification of Chief Executive Officer pursuant to Section 906

32.2           Certification of principal accounting officer pursuant to Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Alternative Energy Partners, Inc.

Date: December 20, 2011

/s/ Hong-Shin Pan

Hong-Shin Pan

Chairman

/s/ John Burke

John Burke

Principal Accounting Officer