Form 10-Q
period 2012-01-31
Alternative Energy Partners, Inc.
filed 2012-03-16
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: January 31, 2012

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

Yes  [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 16, 2012, there were 79,854,080 shares of our common stock outstanding.

0

Alternative Energy Partners, Inc. and Subsidiaries

(A Development Stage Company)

January 31, 2012

TABLE OF CONTENTS

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets – As of January 31, 2012 (Unaudited) and July 31, 2011 (Audited)	2

	Consolidated Statements of Operations for the three and six months ended January 31, 2012 and 2011, and for the period from April 28, 2008 (inception) to January 31, 2012 (Unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to January 31, 2012 (Unaudited)	4-6

	Consolidated Statements of Cash Flows for the six months ended January 31, 2012 and 2011, and for the period from April 28, 2008 (inception) to January 31, 2012 (Unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

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

Item 1. Financial Statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	January 31, 2012 (Unaudited)	July 31, 2011 (Audited)
Assets
Current Assets
Cash	$ 289	$ 337
Deferred loan costs, net of accumulated amortization of $18,345 and $10,925	205	7,625
Total Current Assets	494	7,962
Other Assets
Solar generation technology (net)	80,000	85,000
Goodwill	2,875	2,875
Total Other Assets	82,875	87,875
Total Assets	$ 83,369	$ 95,837
Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	188,956	75,812
Payroll liabilities	7,322	7,322
Loans payable	12,500	12,500
Notes payable, net of debt discount of $42,943 and $183,494	87,687	77,006
Related party payable- HOTI	2,374	2,374
Accrued interest	12,528	7,995
Total Current Liabilities	311,637	183,009
Total Liabilities	311,367	183,009
Stockholder's Equity (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized
59,075,400 and 12,835,480 shares issued and outstanding	59,075	12,836
Preferred stock, $0.001 par value, 5,000,000 shares authorized	-	-
Additional paid in capital	6,348,091	6,231,010
Deficit accumulated during the development stage	(6,635,164)	(6,331,018)
Total Equity (Deficit)	(227,998)	(87,172)
Total Liabilities and Stockholders' Equity (Deficit)	$ 83,369	$ 95,837

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations

	For the Three Months Ended January 31,		For the Six Months Ended January 31,		For the Period from April 28, 2008 (Inception) to January 31, 2012
	2012	2011	2012	2011
Revenues	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-
General & Administrative
Consulting fees-related parties	30,000	1,048,500	60,000	2,573,500	3,735,231
Impairment loss	-	-	-	-	2,099,000
Administrative fees	-	-	-	-	130,000
Marketing	19,155	-	64,155	-	129,155
Professional fees	14,500	18,280	14,500	32,360	95,296
Salaries and wages	-	12,111	-	26,654	57,414
Rent	-	-	-	-	9,000
Other general and administrative	6,186	7,849	14,438	48,351	107,668
Total Expenses	69,841	1,086,740	153,093	2,680,865	6,362,764
Net loss before other income (expense)	(69,841)	(1,086,740)	(153,093)	(2,680,865)	(6,362,764)
Interest expense	(105,374)	(72,939)	(151,053)	(74,348)	(272,400)
Net loss before income taxes	(175,215)	(1,159,679)	(304,146)	(2,755,213)	(6,635,164)
Income tax expense	-	-	-	-	-
Net Loss	$ (175,215)	$ (1,159,679)	$ (304,146)	$ (2,755,213)	$ (6,635,164)
Net loss per share - basic and diluted	$ (0.01)	$ (0.12)	$ (0.01)	$ (0.35)
Weighted average number of shares outstanding during the period - basic and diluted	28,363,390	9,814,549	23,475,652	7,967,545

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 (Inception) to January 31, 2012

	Common Stock $0.0001 Par Value
	Shares	Amount	Additional Paid In Capital	Deferred Equity	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance - April 28, 2008	-	$ -	-	-	$ -	$ -
Proceeds from the issuance of common stock - founders - ($0.00004/share)	5,280,000	5,280	(3,080)	-	-	2,200
Proceeds from the issuance of common stock ($1.04/share)	6,240	6	6,494	-	-	6,500
Net loss for the period from April 28,2008 (inception) to July 31, 2008	-	-	-	-	(3,000)	(3,000)
Balance - July 31, 2008	5,286,240	5,286	3,414	-	(3,000)	5,700
Stock issued for services ($0.06/share)	24,000	24	1,476	-	-	1,500
Proceeds from the issuance of common stock ($1.04/share)	5,520	6	5,744	-	-	5,750
Proceeds from the issuance of common stock ($2.08/share)	48,000	48	99,952	-	-	100,000
Net loss for the year ended July 31, 2009	-	-	-	-	(52,814)	(52,814)
Balance - July 31, 2009	5,363,760	5,364	110,586	-	(55,814)	60,136
Cancellation of common stock	(1,800,000)	(1,800)	1,800	-	-	-
Expenses paid by Shareholders	-	-	5,945	-	-	5,945
Proceeds from the issuance of common stock ($0.24/share)-Sunarias	400,000	400	97,100	-	-	97,500
Proceeds from the issuance of common stock ($0.001/share)-Shovan	1,500,000	1,500	375	-	-	1,875
Stock issued for services ($0.001/share)	104,656	105	26	-	-	131
Net loss for the year ended July 31, 2010	-	-	-	-	(111,107)	(111,107)
Balance - July 31, 2010	5,568,416	5,569	215,832	-	(166,921)	54,480

			4
Stock issued for services ($4.5/share)	330,000	330	1,484,670	-	-	1,485,000
Stock issued for services ($4.5/share)	222,220	222	999,778	(1,000,000)	-	-
Common stock related to RLP Mechanical Contractors, Inc.	1,120,000	1,120	(1,120)	-	-	-
Proceeds from the issuance of common stock ($3.50/share)-SkyNet Energy Inc.	600,000	600	2,099,400	-	-	2,100,000
Stock issued for services ($1.17/share)	600,000	600	702,900	-	-	703,500
Stock issued for services ($0.63/share)	500,000	500	314,500		-	315,000
Issuance of notes payable with beneficial conversion features	-	-	294,925	-	-	294,925
Common stock related to Xnergy, Inc.	2,000,000	2,000	(2,000)	-	-	-
Common stock from conversion of notes ($0.12/share)	867,020	867	103,152	-	-	104,019
Common stock from conversion of notes ($0.12/share)	446,429	447	9,554	-	-	10,001
Common stock from conversion of notes ($0.0172/share)	581,395	581	9,419	-	-	10,000
Consulting fees	-	-	-	1,000,000	-	1,000,000
Net loss for the year ended July 31, 2011	-	-	-	-	(6,164,097)	(6,164,097)
Balance - July 31, 2011	12,835,480	$ 12,836	$ 6,231,010	$ -	$ (6,331,018)	$ (87,172)
Common stock from conversion of notes ($0.0128/share)	546,875	547	6,453	-	-	7,000
Common stock from conversion of notes ($0.013/share)	538,462	538	6,462	-	-	7,000
Common stock from conversion of notes ($0.0118/share)	1,101,694	1,102	11,898	-	-	13,000
Common stock from conversion of notes ($0.0054/share)	1,111,112	1,111	4,389	-	-	5,500
Common stock from conversion of notes ($0.0041/share)	585,366	585	(85)	-	-	500
Common stock from conversion of notes ($0.0039/share)	2,046,050	2,046	5,954	-	-	8,000
Common stock from conversion of notes ($0.006/share)	4,363,073	4,363	52,357	-	-	56,720
Common stock from conversion of notes ($0.00182/share)	2,692,307	2,692	2,208	-	-	4,900
Common stock from conversion of notes ($0.0025/share)	1,680,000	1,680	744	-	-	2,424
Common stock from conversion of notes ($0.0024/share)	916,667	917	1,283	-	-	2,200
			5
Common stock from conversion of notes ($0.0016/share)	2,687,500	2,688	1,613	-	-	4,301
Common stock from conversion of notes ($0.002/share)	1,400,000	1,400	1,400	-	-	2,800
Common stock from conversion of notes ($0.0018/share)	1,388,889	1,389	1,111	-	-	2,500
Common stock from conversion of notes ($0.0021/share)	3,095,238	3,095	3,404	-	-	6,499
Common stock from conversion of notes ($0.0022/share)	3,181,818	3,182	3,818	-	-	7,000
Common stock from conversion of notes ($0.0018/share)	4,807,832	4,808	2,653	-	-	7,461
Common stock from conversion of notes ($0.0017/share)	3,823,530	3,823	2,677	-	-	6,500
Common stock from conversion of notes ($0.0015/share)	2,000,000	2,000	1,000	-	-	3,000
Common stock from conversion of notes ($0.0014/share)	6,000,000	6,000	2,400	-	-	8,400
Common stock from conversion of notes ($0.0012/share)	2,083,333	2,083	417	-	-	2,500
Common stock issued to HOTI to maintain proportionate ownership	189,720	190	(190)	-	-	-
Issuance of notes payable with beneficial conversion features	-	-	5,115	-	-	5,115
Net loss for the six months ended January 31, 2012		-	-	-	(304,146)	(304,146)
Balance - January 31, 2012	59,074,946	$ 59,075	$ 6,348,091	$ -	$ (6,635,164)	$ (227,998)

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six Months Ended January 31,
	2012	2011	For the Period from April 28, 2008 (Inception) to January 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$ (304,146)	$ (2,755,213)	$ (6,635,164)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	156,420	75,060	293,078
Impairment loss	-	-	2,099,000
Stock issued for services	-	2,503,500	3,505,131
Services paid by shareholder	-	-	5,945
Increase in deferred loan costs	-	(5,000)	(18,550)
Increase in accounts payable	143,145	32,866	328,956
Increase in payroll liabilities	-	7,050	-
Increase in accrued liabilities	-	-	7,322
Increase in accrued interest	4,533	4,288	16,547
Net Cash Used in Operating Activities	(48)	(137,449)	(397,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	153,000	283,000
Proceeds from related party	-	(11,696)	2,374
Proceeds from issuance of stock	-	-	112,650
Net Cash Provided by Financing Activities	-	141,304	398,024
Net Increase (decrease) in Cash	(48)	3,855	289
Cash and cash equivalents, beginning of period	337	163	-
Cash and cash equivalents, end of period	$ 289	$ 4,018	$ 289
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of SkyNet, Inc. for Stock	$ -	$ 2,100,000	$ 2,100,000
Acquisition of Sunarias Corporation for Stock	$ -	$ -	$ 97,500
Acquisition of Shovan, Inc. for Stock	$ -	$ -	$ 1,875
Conversion of notes payable to stock	$ 159,870	$ -	$ 279,870
Conversion of accrued interest to stock	$ -	$ -	$ 4,019
Accounts payable converted to notes payable	$ 30,000	$ -	$ 140,000

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2012

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2011. The interim results for the period ended January 31, 2012 are not necessarily indicative of results for the full fiscal year. Notes to the Consolidated Financial Statements, which would substantially duplicate disclosures contained in the audited financials for the fiscal year 2011 as reported in Form 10-K, have been omitted.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company is involved in the alternative energy sector. The Company has acquired and is seeking to acquire additional emerging growth companies to meet growing demands worldwide in the alternative energy sector. The Company currently has four subsidiaries, Sunarias Corporation (“Sunarias”) acquired during the fiscal year ended July 31, 2010; SkyNet Energy Systems, Inc., and Shovon, LLC, acquired during the fiscal year ended July 31, 2011; and Élan Energy Corp., incorporated as a wholly-owned subsidiary on September 13, 2010.

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

January 31, 2012

 (Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Elán

Elán Energy, Inc. a wholly-owned subsidiary of the Company, was formed in September 2010 to manage the Company’s commercial HVAC and related operations.  It is actively engaged in the acquisition of commercial mechanical contractors and expects to complete several acquisitions in the next fiscal quarter of the Company.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate in 2012 and 2011 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 2012 and July 31, 2011, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At January 31, 2012 and July 31, 2011, respectively, there were no balances that exceeded the federally insured limit.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2012

 (Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Earnings per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (‘ASC”) Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008 (inception) to January 31, 2012, is equivalent since the Company has had continuing losses.

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

Segment Information

During the three and six months ended January 31, 2012 and 2011, the Company only operated in one segment; therefore, segment information has not been presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2012

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

At January 31, 2012, and July 31, 2011, respectively the Company has no instruments that require additional disclosure.

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

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2012

 (Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $175,215; net cash used in operations of $48 for the three months ended January 31, 2012; and deficit accumulated during the development stage of $6,635,164 at January 31, 2012.

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

Note 4 Loans Payable to Affiliates

During the fiscal year end July 31, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of January 31, 2012.  The managing member of McDowell, L.L.C. is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. As of January 31, 2012, accrued interest payable was $1,925. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes and subsequently filed suit to collect on the two notes. A judgment has been entered in favor of McDowell, LLC.

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

Note 6 Stockholders’ Equity (Deficit)

On January 15, 2012, the Company amended its articles of incorporation to increase authorized common stock to 250,000,000 shares and authorize 5,000,000 in preferred shares.

In September 2011, the Company converted notes into 5,496,845 shares of common stock (See Note 7).

In October 2011, the Company converted notes into 2,722,120 shares of common stock (See Note 7).

In November 2011, the Company converted notes into 6,183,481 shares of common stock (See Note 7).

On November 15, 2011, the Company retired 2,000,000 shares of common stock held by the parent company.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2012

 (Unaudited)

Note 6 Stockholders’ Equity (Deficit)

In December 2011, the Company converted notes into 9,965,363 shares of common stock (See Note 7).

On December 6, 2011, the Company retired 1,120,000 shares of common stock held by the parent company.

In January 2012, the Company converted notes into 24,991,751 shares of common stock (See Note 7).

As a result of these transactions, there were 59,075,400 common shares issued and outstanding and no preferred shares authorized at January 31, 2012.

At January 31, 2012, the parent company held 462,167 common shares.

Note 7 Notes Payable

The following details the significant terms and balances of convertible notes payable, net of debt discounts:

January 31, 2012 (unaudited)	July 31, 2011 (unaudited)

On December 23, 2010, the Company issued its promissory note in the amount of $53,000 to an unrelated third party for additional working capital.  The note was due September 24, 2011 and carried interest at 8 percent per annum, payable at maturity.  The note was convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The carrying amount of the debt discount was $0 and $6,646, respectively. The note was fully converted at January 31, 2012.

$ -	$ 26,354

On March 9, 2011, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital.  The note was due December 7, 2011 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The carrying amount of the debt discount was $0 and $25,345, respectively. The note was fully converted at January 31, 2012.

-	9,655

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2012

(Unaudited)

Note 7 Notes Payable (continued)

On March 15, 2011, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due March 14, 2012 and carries interest at 10 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time before the due date, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $3,935 and $22,492, respectively.	31,316	27,508
On June 13, 2011, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital. The note is due March 15, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $23,534, respectively.	-	8,966
On June 30, 2011, the Company issued a promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share. The carrying amount of the debt discount was $20,138 and $45,695, respectively.	29,862	4,305

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2012

(Unaudited)

Note 7 Notes Payable (continued)

On July 31, 2011, the Company issued six (6) promissory notes totaling $60,000 to an unrelated third party for additional working capital. The notes are due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share. The carrying amount of the debt discount was $3,280 and $59,784, respectively.	-	218
On December 1, 2011, the converted accounts payable into a promissory note totaling $30,000. The note is due November 9, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company 180 days after issuance of the note, at the election of the Holder, at 45% of the average lowest three (3) trading prices for the common stock during the ten (10) day trading period prior to the conversion date. The carrying amount of the debt discount was $3,491 and $0, respectively.	26,509	-
	$ 87,687	$ 77,006

Note 8 Subsequent Events

Share issues:

During February and March of 2012, the Company converted $18,290 of notes payable into 20,778,680 common shares.

As a result of these transactions, there were 79,854,080 common shares outstanding at March16, 2012.

Acquisition:

Clarrix Energy, LLC

The Company has entered into an acquisition agreement dated March 12, 2012 to acquire Clarrix Energy, LLC from its sole member, Élan Energy & Water, Inc., a related party, for a total of forty million (40,000,000) common shares and 5,000,000 Series A Convertible Preferred Shares of the Company.  The acquisition is expected to close on or before March 31, 2012.  When issued, the Series A Convertible Preferred Stock will be a voting stock which votes on a par with the common shares except that the Series A Preferred always has a vote equal to 51 percent of the total votes eligible to vote on any matter, and is convertible at the election of the holder into 51 percent of the resulting common shares outstanding at the time of the election to convert.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2012

(Unaudited)

Note 8 Subsequent Events (continued)

Clarrix Energy, LLC provides energy consultative and brokerage services to business of all sizes. The objective of these services is to decrease utility costs in as many ways as possible for every client. The company currently has agreements with energy suppliers in 10 states, and is in pursuit of additional supply partners.

Clarrix Energy was founded in 2011 by a management team composed of a diverse group of highly skilled executives with broad base of skills medicine, finance, web development, and retail.  The company’s initial source of revenue is from commissions generated by saving businesses from 1 to 25% on their utility bills. Management will be diligently searching for products and services for clients, including solar, surge protection, lighting and more.

The deregulation of energy by the federal government has created multiple opportunities in the energy sector. Multiple states allow businesses and consumers to select the supplier of their commodity (gas or electricity).  This, of course, is intended to give business the opportunity to save on their utility costs.

The company will be focusing on a creative online strategy to attract and manage clients. Management is developing a sales force in all areas their supply agreements allow. Management plans to technology and state-of-the-art web and social networking strategies to maximize lead generation and minimize advertising costs.

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

5.  POWER PURCHASE AGREEMENTS

AEGY also plans to engage in the purchase of solar photo voltaic power purchase agreements (“PPAs”) through its completed acquisition of SkyNet Energy Systems, Inc. as a wholly-owned subsidiary. We completed the acquisition agreement to acquire SkyNet from Healthcare of Today, Inc. for 600,000 (30,000,000 shares pre-split) shares of our common stock on August 19, 2010.  Healthcare of Today, Inc. acquired SkyNet for 250,000 shares of its common stock, valued in the acquisition agreement at $3,000,000, which we valued at $2,100,000, however $2,099,000 was written off in subsequent impairment tests. Power purchase agreements have a variety of applications.  In the current instance, PPAs are agreements whereby an individual organization arranges with a government-sponsored utility to guarantee the purchase of all of the power that will be provided by that organization’s energy production.  In the current instance, we will be supplying photo voltaic produced electricity.  By purchasing PPAs, SkyNet will receive the income stream from that agreement.

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

Employees

As of March 16, 2012, Hong-Shin Pan is our Chairman, President and CEO and sole officer.  He is not an employee of the company and is not paid as an employee.  Our former sole officer and director, Gary Reed, resigned for personal reasons in September 2011.  He was also not an employee of the Company and was not paid as an employee.

Currently, we have no paid employees, full or part-time, and rely on paid consultants to provide necessary services.

Acquisitions

We are pursuing acquisitions of other alternative energy products in the areas of solar and biodiesel, fuel cell technology and renewable water technologies, as well as acquisitions of commercial mechanical contracting companies, and may acquire several mechanical contracting companies over the next few reporting quarters.

Clarrix Energy, LLC

The Company has entered into an acquisition agreement dated March 12, 2012 to acquire Clarrix Energy, LLC from its sole member, Élan Energy & Water, Inc., for a total of forty million (40,000,000) common shares and 5,000,000 Series A Convertible Preferred Shares of the Company.  The acquisition is expected to close on or before March 31, 2012.  When issued, the Series A Convertible Preferred Stock will be a voting stock which votes on a par with the common shares except that the Series A Preferred always has a vote equal to 51 percent of the total votes eligible to vote on any matter, and is convertible at the election of the holder into 5i percent of the resulting common shares outstanding at the time of the election to convert.

Clarrix Energy, LLC provides consultative and brokerage services to business of all sizes. The objective of these services is to decrease utility costs in as many ways as possible for every client. The company currently has agreements with energy suppliers in 10 states, and is in pursuit of additional supply partners.

Clarrix Energy was founded in 2011 by a management team composed of a diverse group of highly skilled executives with broad base of skills medicine, finance, web development, and retail.  The company’s initial source of revenue is from commissions generated by saving businesses from 1 to 25% on their utility bills. Management will be diligently searching for products and services for clients, including solar, surge protection, lighting and more.

The deregulation of energy by the federal government has created multiple opportunities in the energy sector. Multiple states allow businesses and consumers to select the supplier of their commodity (gas or electricity).  This, of course, is intended to give business the opportunity to save on their utility costs.

The company will be focusing on a creative online strategy to attract and manage clients. Management is developing a sales force in all areas their supply agreements allow. Management plans to technology and state-of-the-art web and social networking strategies to maximize lead generation and minimize advertising costs.

Results of Operations for the Three and Six Months Ended January 31, 2012 and 2011.

For the three months ended January 31, 2012 and 2011, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $6,635,164.  For the three months ended January 31, 2012 and 2011, the Company had net losses of $175,215 and $1,159,679, respectively.  Our activities have been attributed primarily to start up and business development.

For the three months ended January 31, 2012 and 2011, we incurred operating expenses of $69,841 and $1,086,740, respectively.  The decreases relate primarily to efforts to decrease operating costs resulting in decreases in consulting expenses, salaries and wages, professional fees, and other general and administrative expenses. These decreases were offset somewhat by increases in marketing expenses.

For the six months ended January 31, 2012 and 2010, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $6,635,164.  For the six months ended January 31, 2012 and 2010, the Company had net losses of $304,146 and $2,755,213, respectively.  Our activities have been attributed primarily to start up and business development.

For the six months ended January 31, 2012 and 2011, we incurred operating expenses of $153,093 and $2,680,865, respectively.  The decreases relate primarily to efforts to decrease operating costs resulting in decreases in consulting expenses, salaries and wages, professional fees, and other general and administrative expenses. These decreases were offset somewhat by increases in marketing expenses.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the six months ended January 31, 2012 and 2011 and since April 28, 2008 (date of inception) through January 31, 2012, the Company has had net losses of $304,146, $2,755,213 and $6,635,164, respectively. As of January 31, 2012, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

On November 1, 2011, we signed an equity line of credit terms sheet with Apollo Capital Investments, LLC under which Apollo has agreed to provide $10 million in funding over a 36 month period in monthly installments of not less than $20,000 or more than $350,000 in exchange for common stock of the Company at a discount of 15 percent from the 5 day average market price for the common stock.  The first installment draw is dependent on the Company filing and causing to be made effective a registration statement for the underlying common shares.  In addition, Apollo has agreed to provide a bridge loan of $1,000,000 to the Company on a one year convertible note, converting at $0.02 per share, within 45 days after the term sheet has been incorporated in a definitive final agreement.  The definitive agreement has not yet been executed due to the continued low price of our common stock on the market.  We do not expect to proceed with the equity line of credit or the bridge loan until we have completed several planned acquisitions and generated cash flow from operations, to minimize the potential dilution in our common stock.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of January 31, 2012, we had an accumulated deficit of $6,635,164 and a working capital deficit of $310,873.

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

Contractual Obligations

The Company entered into a consulting agreement with Lin-Han Equity Corp. to provide services and assistance in locating, identifying and assisting with due diligence in strategic acquisitions, as well as for the introduction of potential investor sources.  The consulting agreement was executed on May 1, 2011 and called for a fixed monthly fee of $15,000 commencing May 1, 2011 for a period of one year.  A total of $45,000 was charged as expenses related to this agreement in the year ended July 31, 2011, and a total of $45,000 in fees owed is included in accounts payable.  Lin-Han Equity Corp. is not a shareholder or affiliate of the Company.  On December 1, 2011, a total of $30,000 in accrued payable amounts under this agreement was converted into a convertible promissory note due in two years.  The consulting agreement was terminated by mutual agreement in December 2011.

The Company also has entered into a consulting agreement with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support.  We maintain our corporate offices at the Florida offices of CFOs to Go under this arrangement. As of January 31, 2012, a total of $106,547 has been accrued as consulting fees under this agreement.

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

The material weaknesses we have identified are the direct result of a lack of adequate staffing in our accounting department. Currently, our chief executive officer and an outsourced controller have sole responsibility for receipts and disbursements. We do not employ any other parties to prepare the periodic financial statements and public filings. Reliance on these limited resources impairs our ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. As we grow, and as resources permit, we project that we will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley Section 404 compliance.

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended January 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2012, we issued 41,140,595 common shares resulting from conversions of outstanding notes resulting in total shares outstanding at January 31, 2012 of 59,075,400 shares. During the following quarter ending March 31, 2012, we issued 20,778,680 common shares resulting from conversions of outstanding notes resulting in total shares outstanding at March 16, 2011 of 79,854,080.

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

Date: March 16, 2012

/s/ Hong-Shin Pan

Hong-Shin Pan

Chairman

/s/ John Burke

John Burke

Principal Accounting Officer