Form 10-Q/A
period 2012-01-31
Alternative Energy Partners, Inc.
filed 2012-03-19
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Yes  [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 19, 2012, there were 79,854,080 shares of our common stock outstanding.

Alternative Energy Partners, Inc. and Subsidiaries

(A Development Stage Company)

January 31, 2012

TABLE OF CONTENTS

Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Financial Statements	2
Consolidated Balance Sheets – As of January 31, 2012 (Unaudited) and July 31, 2011 (Audited)	2
Consolidated Statements of Operations for the three and six months ended January 31, 2012 and 2011, and for the period from April 28, 2008 (inception) to January 31, 2012 (Unaudited)	3
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to January 31, 2012 (Unaudited)	4-6
Consolidated Statements of Cash Flows for the six months ended January 31, 2012 and 2011, and for the period from April 28, 2008 (inception) to January 31, 2012 (Unaudited)	7
Notes to the Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24
Signatures	25

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

Date: March 19, 2012

/s/ Hong-Shin Pan

Hong-Shin Pan

Chairman

/s/ John Burke

John Burke

Principal Accounting Officer