Form 10-Q
period 2012-04-30
Alternative Energy Partners, Inc.
filed 2012-06-14
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: April 30, 2012

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

Yes  [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 14, 2012, there were 168,351,547 shares of our common stock outstanding.

0

Alternative Energy Partners, Inc. and Subsidiaries

(A Development Stage Company)

April 30, 2012

TABLE OF CONTENTS

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets – As of April 30, 2012 (Unaudited) and July 31, 2011 (Audited)	2

	Consolidated Statements of Operations for the three and nine months ended April 30, 2012 and 2011, and for the period from April 28, 2008 (inception) to April 30, 2012 (Unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to April 30, 2012 (Unaudited)	4-5

	Consolidated Statements of Cash Flows for the nine months ended April 30, 2012 and 2011, and for the period from April 28, 2008 (inception) to April 30, 2012 (Unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

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

Item 1. Financial Statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2012 (Unaudited)	July 31, 2011 (Audited)
Assets
Current Assets
Cash	$ -	$ 337
Deferred loan costs, net of accumulated amortization of $18,550 and $10,925	-	7,625
Total Current Assets	-	7,962
Other Assets
Solar generation technology (net)	77,500	85,000
Advances	15,000	-
Goodwill	2,875	2,875
Total Other Assets	95,375	87,875
Total Assets	$ 95,375	$ 95,837
Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	162,157	75,812
Payroll liabilities	7,322	7,322
Loans payable	12,500	12,500
Notes payable, net of debt discount of $89,582 and $183,494	96,876	77,006
Related party payable- HOTI	2,374	2,374
Accrued interest	15,121	7,995
Total Current Liabilities	296,350	183,009
Total Liabilities	296,350	183,009
Stockholder's Equity (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized
106,216,193 and 12,835,864 shares issued and outstanding	106,217	12,836
Preferred stock, $0.001 par value, 5,000,000 shares authorized	-	-
Additional paid in capital	6,409,860	6,231,010
Deficit accumulated during the development stage	(6,717,052)	(6,331,018)
Total Equity	(200,975)	(87,172)
Total Liabilities and Stockholders' Equity	$ 95,375	$ 95,837

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		For the Period from April 28, 2008 (Inception) to April 30, 2012
	2012	2011	2012	2011
Revenues	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-
General & Administrative
Consulting fees-related parties	30,000	35,845	90,000	2,609,345	3,765,231
Impairment loss	-	-	-	-	2,099,000
Administrative fees	-	-	-	-	130,000
Marketing	-	-	64,155	-	129,155
Professional fees	15,000	13,420	29,500	45,780	110,296
Salaries and wages	-	-	-	26,654	57,414
Rent	-	-	-	-	9,000
Other general and administrative	7,938	29,648	23,132	77,999	115,605
Total Expenses	52,938	78,913	206,787	2,759,778	6,415,701
Net loss before other income (expense)	(52,938)	(78,913)	(206,787)	(2,759,778)	(6,415,701)
Interest expense	(31,405)	(26,491)	(179,247)	(100,839)	(301,351)
Net loss before income taxes	(84,343)	(105,404)	(386,034)	(2,860,617)	(6,717,052)
Income tax expense	-	-	-	-	-
Net Loss	$ (84,343)	$ (105,404)	$ (386,034)	$ (2,860,617)	$ (6,717,052)
Net loss per share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.31)
Weighted average number of shares outstanding during the period - basic and diluted	54,521,527	11,633,485	80,603,239	9,139,543

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 (Inception) to April 30, 2012
	Common Stock $0.0001 Par Value		Additional Paid In Capital	Deferred Equity	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount
Balance - April 28, 2008	-	$ -	-	-	$ -	$ -
Proceeds from the issuance of common stock - founders - ($0.00004/share)	5,280,000	5,280	(3,080)	-	-	2,200
Proceeds from the issuance of common stock ($1.04/share)	6,240	6	6,494	-	-	6,500
Net loss for the period from April 28,2008 (inception) to July 31, 2008	-	-	-	-	(3,000)	(3,000)
Balance - July 31, 2008	5,286,240	5,286	3,414	-	(3,000)	5,700
Stock issued for services ($0.06/share)	24,000	24	1,476	-	-	1,500
Proceeds from the issuance of common stock ($1.04/share)	5,520	6	5,744	-	-	5,750
Proceeds from the issuance of common stock ($2.08/share)	48,000	48	99,952	-	-	100,000
Net loss for the year ended July 31, 2009	-	-	-	-	(52,814)	(52,814)
Balance - July 31, 2009	5,363,760	5,364	110,586	-	(55,814)	60,136
Cancellation of common stock	(1,800,000)	(1,800)	1,800	-	-	-
Expenses paid by Shareholders	-	-	5,945	-	-	5,945
Proceeds from the issuance of common stock ($0.24/share)-Sunarias	400,000	400	97,100	-	-	97,500
Proceeds from the issuance of common stock ($0.001/share)-Shovan	1,500,000	1,500	375	-	-	1,875
Stock issued for services ($0.001/share)	104,656	105	26	-	-	131
Net loss for the year ended July 31, 2010	-	-	-	-	(111,107)	(111,107)
Balance - July 31, 2010	5,568,416	5,569	215,832	-	(166,921)	54,480

The accompanying footnotes are an integral part of these consolidated financial statements

Stock issued for services ($4.5/share)	330,000	330	1,484,670	-	-	1,485,000
Stock issued for services ($4.5/share)	222,220	222	999,778	(1,000,000)	-	-
Common stock related to RLP Mechanical Contractors, Inc.	1,120,000	1,120	(1,120)	-	-	-
Proceeds from the issuance of common stock ($3.50/share)-SkyNet Energy Inc.	600,000	600	2,099,400	-	-	2,100,000
Stock issued for services ($1.17/share)	600,000	600	702,900	-	-	703,500
Stock issued for services ($0.63/share)	500,000	500	314,500		-	315,000
Issuance of notes payable with beneficial conversion feature	-	-	294,925	-	-	294,925
Common stock related to Xnergy, Inc.	2,000,000	2,000	(2,000)	-	-	-
Common stock from conversion of notes ($0.12/share)	867,020	867	103,152	-	-	104,019
Common stock from conversion of notes ($0.12/share)	446,429	447	9,554	-	-	10,001
Common stock from conversion of notes ($0.0172/share)	581,395	581	9,419	-	-	10,000
Consulting fees	-	-	-	1,000,000	-	1,000,000
Net loss for the year ended July 31, 2011	-	-	-	-	(6,164,097)	(6,164,097)
Balance - July 31, 2011	12,835,480	$ 12,836	$ 6,231,010	$ -	$ (6,331,018)	$ (87,172)
Common stock from conversion of notes ($0.00048-$0.013/share)	93,190,993	93,191	101,687	-	-	194,878
Issuance of notes payable with beneficial conversion feature	-	-	77,353	-	-	77,353
Common stock issued to HOTI to maintain proper ownership	189,720	190	(190)	-	-	-
Net loss for the quarter ended April 30, 2012	-	-	-	-	(386,034)	(386,034)
Balance - April 30, 2012	106,216,193	$ 106,217	$ 6,409,860	$ -	$ (6,717,052)	$ (200,975)

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
	For the Nine Months Ended April 30,		For the Period from April 28, 2008 (Inception) to April 30, 2012
	2012	2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$ (386,034)	$ (2,860,617)	$ (6,717,052)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	184,725	101,774	321,383
Impairment loss	-	-	2,099,000
Stock issued for services	-	2,530,761	3,505,131
Services paid by shareholder	-	-	5,945
Increase in deferred loan costs	-	(4,583)	(18,550)
Increase in accounts payable	116,346	12,565	302,157
Increase in payroll liabilities	-	7,050	-
Increase in accrued liabilities	-	-	7,322
Increase in accrued interest	7,126	8,065	19,140
Net Cash Used in Operating Activities	(77,837)	(204,985)	(475,524)
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related parties	(15,000)	-	(15,000)
Net Cash Used in Investing Activities	(15,000)	-	(15,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	92,500	231,500	375,500
Proceeds (to) from related party	-	(26,464)	2,374
Proceeds from issuance of stock	-	-	112,650
Net Cash Provided by Financing Activities	92,500	205,036	490,524
Net Increase (decrease) in Cash	(337)	51	-
Cash and cash equivalents, beginning of period	337	163	-
Cash and cash equivalents, end of period	$ -	$ 214	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of SkyNet, Inc. for Stock	$ -	$ 2,100,000	$ 2,100,000
Acquisition of Sunarias Corporation for Stock	$ -	$ -	$ 97,500
Acquisition of Shovan, Inc. for Stock	$ -	$ -	$ 1,875
Conversion of notes payable to stock	$ 196,542	$ 100,000	$ 316,542
Conversion of accrued interest to stock	$ -	$ 4,619	$ 4,019
Accounts payable converted to notes payable	$ 30,000	$ 5,000	$ 140,000

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2012

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2011. The interim results for the period ended April 30, 2012 are not necessarily indicative of results for the full fiscal year. Notes to the Consolidated Financial Statements, which would substantially duplicate disclosures contained in the audited financials for the fiscal year 2011 as reported in Form 10-K, have been omitted.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company is involved in the alternative energy sector. The Company has acquired and is seeking to acquire additional emerging growth companies to meet growing demands worldwide in the alternative energy sector. The Company currently has four subsidiaries, Sunarias Corporation (“Sunarias”) acquired during the fiscal year ended July 31, 2010; SkyNet Energy Systems, Inc., and Shovon, LLC, acquired during the fiscal year ended July 31, 2011; and Élan Energy Corp. (“Élan”), incorporated as a wholly-owned subsidiary on September 13, 2010.

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

Shovon, LLC

On July 7, 2010, the Company acquired Shovon, LLC a California Limited Liability Company, from Healthcare of Today, Inc., the Company’s former majority shareholder (“Healthcare”), in exchange for 1,500,000 (75,000,000 pre-split) shares of Company common stock.

SkyNet Energy

On August 19, 2010, the Company acquired SkyNet Energy Systems, Inc (“SkyNet”), a Florida Corporation, from Healthcare of Today, Inc., the Company’s former majority shareholder (“Healthcare”), in exchange for 600,000 (30,000,000 pre-split) shares of Company common stock.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2012

 (Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Elán

Elán Energy, Inc. a wholly-owned subsidiary of the Company was formed in September 2010 to manage the Company’s commercial HVAC and related operations.  It is actively engaged in the acquisition of commercial mechanical contractors and expects to complete several acquisitions in the next fiscal quarter of the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At April 30, 2012 and July 31, 2011, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At April 30, 2012 and July 31, 2011, respectively, there were no balances that exceeded the federally insured limit.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2012

 (Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Earnings per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (‘ASC”) Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008 (inception) to April 30, 2012, is equivalent since the Company has had continuing losses.

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

Segment Information

During the three and nine months ended April 30, 2012 and 2011, the Company only operated in one segment; therefore, segment information has not been presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2012

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

At April 30, 2012, and July 31, 2011, respectively the Company has no instruments that require additional disclosure.

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

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2012

 (Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $386,034 net cash used in operations of $77,837 for the nine months ended April 30, 2012; and deficit accumulated during the development stage of $6,717,052 at April 30, 2012.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	The Company is seeking third party debt and/or equity financing;
•	The Company is cutting operating costs, and
•	As described in Note 8, the Company has been involved in numerous acquisitions with the intent of achieving a level of profitability

Note 4 Loans Payable to Affiliates

During the fiscal year end July 31, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of April 30, 2012.  The managing member of McDowell, L.L.C. is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. As of April 30, 2012, accrued interest payable was $1,925. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes and subsequently filed suit to collect on the two notes. A judgment has been entered in favor of McDowell, LLC.

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

During the nine months ended April 30, 2012, the Company converted $194,878 in notes into 93,190,993 shares of common stock.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2012

 (Unaudited)

Note 6 Stockholders’ Equity (Deficit)

As a result of these transactions, there were 106,216,193 common shares issued and outstanding and no preferred shares authorized at April 30, 2012.

At April 30, 2012, the Company’s former majority shareholder held 462,167 common shares.

Note 7 Notes Payable

The following details the significant terms and balances of convertible notes payable, net of debt discounts:

April 30, 2012 (unaudited)	July 31, 2011 (unaudited)

On December 23, 2010, the Company issued its promissory note in the amount of $53,000 to an unrelated third party for additional working capital.  The note was due September 24, 2011 and carried interest at 8 percent per annum, payable at maturity.  The note was convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The carrying amount of the debt discount was $0 and $6,646, respectively. The note was fully converted at April 30, 2012.

$ -	$ 26,354

On March 9, 2011, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital.  The note was due December 7, 2011 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The carrying amount of the debt discount was $0 and $25,345, respectively. The note was fully converted at April 30, 2012.

-	9,655

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 7 Notes Payable (continued)

On March 15, 2011, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due March 14, 2012 and carries interest at 10 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time before the due date, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $22,492, respectively.	10,678	27,508

On June 13, 2011, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note was due March 15, 2012 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The carrying amount of the debt discount was $0 and $23,534, respectively. This note was fully converted at April 30, 2012.

	-	8,966
On June 30, 2011, the Company issued a promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share. The carrying amount of the debt discount was $7,361 and $45,695, respectively.	42,639	4,305

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 7 Notes Payable (continued)

On July 31, 2011, the Company issued six (6) promissory notes totaling $60,000 to an unrelated third party for additional working capital. The notes are due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share. The carrying amount of the debt discount was $3,280 and $59,784, respectively.	-	218
On February 7, 2012, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital. The note is due November 9, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $32,500 and $0, respectively.	-	-
On March 8, 2012, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital. The note is due December 12, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $32,500 and $0, respectively.	-	-
On February 21, 2012, , the Company issued a promissory note in the amount of $27,500. The note is due February 21, 2015 and carries interest at 9 percent per annum, payable at maturity. The note is convertible into common stock of the Company 180 days after issuance of the note, at the election of the Holder, at 80% of the closing price on the date of the debenture ($0.0019). The carrying amount of the debt discount was $10,450 and $0, respectively.	17,050	-

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 7 Notes Payable (continued)

On December 1, 2011, the converted accounts payable into a promissory note totaling $30,000. The note is due November 9, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company 180 days after issuance of the note, at the election of the Holder, at 45% of the average lowest three (3) trading prices for the common stock during the ten (10) day trading period prior to the conversion date. The carrying amount of the debt discount was $3,491 and $0, respectively.	26,509	-
	$ 96,876	$ 77,006

Note 8 Subsequent Events

Acquisition:

Clarrix Energy, LLC

The Company has entered into an acquisition agreement dated March 12, 2012 to acquire Clarrix Energy, LLC from its sole member, Élan Energy & Water, Inc., a related party, for a total of forty million (40,000,000) common shares and 5,000,000 Series A Convertible Preferred Shares of the Company.  The acquisition closed on May 30, 2012.  When issued, the Series A Convertible Preferred Stock will be a voting stock which votes on a par with the common shares except that the Series A Preferred always has a vote equal to 51 percent of the total votes eligible to vote on any matter, and is convertible at the election of the holder into 51 percent of the resulting common shares outstanding at the time of the election to convert.

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

April 30, 2012

(Unaudited)

Note 8 Subsequent Events (continued)

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

Share issues:

During May of 2012, the Company converted $10,678 of notes payable into 22,135,354 common shares.

During May of 2012, the Company issued 40,000,000 common shares to acquire Clarrix Energy as referenced in Note 8 above.

As a result of these transactions, there were 168,351,547 common shares outstanding at June 14, 2012.

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

Clarrix Energy, LLC

The Company has entered into an acquisition agreement dated March 12, 2012 to acquire Clarrix Energy, LLC from its sole member, Élan Energy & Water, Inc., for a total of forty million (40,000,000) common shares and 5,000,000 Series A Convertible Preferred Shares of the Company.  The acquisition closed on May 30, 2012.  When issued, the Series A Convertible Preferred Stock will be a voting stock which votes on a par with the common shares except that the Series A Preferred always has a vote equal to 51 percent of the total votes eligible to vote on any matter, and is convertible at the election of the holder into 5i percent of the resulting common shares outstanding at the time of the election to convert.

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

Results of Operations for the Three and Nine Months Ended April 30, 2012 and 2011.

For the three months ended April 30, 2012 and 2011, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $6,717,052.  For the three months ended April 30, 2012 and 2011, the Company had net losses of $84,343 and $105,404, respectively.  Our activities have been attributed primarily to start up and business development.

For the three months ended April 30, 2012 and 2011, we incurred operating expenses of $52,938 and $78,913, respectively.  The decreases relate primarily to efforts to decrease operating costs resulting in decreases in consulting expenses, salaries and wages, professional fees, and other general and administrative expenses.

For the nine months ended April 30, 2012 and 2010, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $6,717,052.  For the nine months ended April 30, 2012 and 2010, the Company had net losses of $386,034 and $2,860,617, respectively.  Our activities have been attributed primarily to start up and business development.

For the nine months ended April 30, 2012 and 2011, we incurred operating expenses of $206,787 and $2,759,778, respectively.  The decreases relate primarily to efforts to decrease operating costs resulting in decreases in consulting expenses, salaries and wages, professional fees, and other general and administrative expenses. These decreases were offset somewhat by increases in marketing expenses. Consulting expenses were reduced due to a decreased need for various consulting services and stock compensation issued in prior years.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the nine months ended April 30, 2012 and 2011 and since April 28, 2008 (date of inception) through April 30, 2012, the Company has had net losses of $386,034, $2,860,617 and $6,717,052, respectively. As of April 30, 2012, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

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

We have incurred significant net losses and negative cash flows from operations since our inception.  As of April 30, 2012, we had an accumulated deficit of $6,717,052 and a working capital deficit of $296,350.

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

The Company also has entered into a consulting agreement with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support.  We maintain our corporate offices at the Florida offices of CFOs to Go under this arrangement. As of April 30, 2012, a total of $97,046 has been accrued as consulting fees under this agreement.

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

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended April 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2012, we issued 49,224,580 common shares resulting from conversions of outstanding notes resulting in total shares outstanding at April 30, 2012 of 106,216,193 shares. During the following quarter ending July 31, 2012, we issued 22,134,900 common shares resulting from conversions of outstanding notes and we issued 40,000,000 common shares resulting from an acquisition resulting in total shares outstanding at June 14, 2012 of 168,351,093.

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

Date: June 14, 2012

/s/ Hong-Shin Pan

Hong-Shin Pan

Chairman

/s/ John Burke

John Burke

Principal Accounting Officer