Form 10-K
period 2012-07-31
Alternative Energy Partners, Inc.
filed 2012-12-06
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  July 31, 2012

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

YES  [  ]  NO [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2012 was $324,914.

There were 209,619,640 shares of the Registrant’s $.001 par value common stock outstanding as of December 6, 2012.

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

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) is a development stage company. The Company was organized under the laws of the State of Florida on April 28, 2008.  We formed our Company for the purpose of establishing renewable fuel sources initially within the State of Florida.  Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more.  Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010, and the acquisitions of SkyNet Energy Systems, Inc. a Nevada corporation in the business of financing and establishing domestic companies’ renewable energy projects in Central and Eastern Europe.  In May, 2012, we acquired Clarrix Energy, LLC, which provides consultative and brokerage services to business of all sizes. The objective of these services is to decrease utility costs in as many ways as possible for every client. The company currently has agreements with energy suppliers in 10 states, and is in pursuit of additional supply partners.

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

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Our limited operating history may not provide a meaningful basis for evaluating our business. We entered into its current line of business in May 2010. We cannot guarantee that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

CURRENTLY, THERE IS A LIMITED PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCES THAT ANY SIGNIFICANT PUBLIC MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL NOT BE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS.

We have a trading symbol for our common stock, AEGY, which permits our shares to be quoted on the OTCBB. However, our stock has been thinly traded since approval of our quotation on the over-the-counter bulletin board by FINRA in September, 2008. Consequently, there can be no assurances as to whether:

• any significant market for our shares will develop;

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

WE ARE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE OUR SECURITIES MORE DIFFICULT TO SELL.

We may be subject in the future to the SEC’s “penny stock” rules if our securities sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities may find it more difficult to sell their securities.

OUR CONTROLLING SHAREHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Élan Energy & Water, Inc. holds all of the issued shares of Series A Convertible Preferred Stock, which carries voting power equal to 51 percent of the total voting power of all classes of voting stock. In this case, all of our officers and directors may be elected by Élan Energy & Water, Inc. which will be able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by this shareholder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest. For example, our controlling shareholder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We use a corporate office located at 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953 and our telephone number there is (321) 452-9091.  This office space and telephone services are currently being provided free of charge by an affiliate of a major shareholder.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently used.

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

	Closing Prices
	High	Low
FISCAL 2012
First Quarter (August 1, 2011 through October 31, 2011)	$0.0400	$0.0075
Second Quarter (November 1, 2011 through January 31, 2012)	$0.0180	$0.0015
Third Quarter (February 1, 2012 through April 30, 2012)	$0.0032	$0.0012
Fourth Quarter (May 1, 2012 through July 31, 2012)	$0.0020	$0.0010

FISCAL 2011
First Quarter (August 1, 2010 through October 31, 2010)	$5.7450	$3.1000
Second Quarter (November 1, 2010 through January 31, 2011)	$2.9500	$0.3600
Third Quarter (February 1, 2011 through April 30, 2011)	$0.4700	$0.1700
Fourth Quarter (May 1, 2011 through July 31, 2011)	$0.1800	$0.0293

On July 31, 2012, the closing price of the Company’s Common Stock as reported by the OTCBB was $0.0009 and there were approximately 113 shareholders of record. These prices have been adjusted to reflect the July 20, 2010 4:1 forward stock split and the November, 2010 1:50 reverse stock split.

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

Common Stock

As of December 6, 2012 there were approximately 119 beneficial owners of our common stock with 209,619,640 shares issued and outstanding.

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

Our Business

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) was organized under the laws of the State of Florida on April 28, 2008. We formed our Company for the purpose of establishing renewable fuel sources initially within the State of Florida. Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more. Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010.    During the current fiscal year, we continued our business development with the acquisition of Clarrix Energy, LLC.

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

1. ENERGY MANAGEMENT

Complementing AEGY’s focus on energy production is its second sector, energy management.  Through controllers, our energy management systems will allow consumers to customize their energy use, as well as reduce their costs significantly.  The AEGY family of companies will be involved in traditional and innovative concepts in energy management and will assist each customer with energy efficiency advances.  This will support our customers in realizing many energy efficiency rebates and incentives available through local utilities.  Our acquisition of Clarix Energy, LLC will enhance our abilities and operations in this segment.

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

CLARRIX ENERGY, LLC

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

The company will be focusing on a creative online strategy to attract and manage clients. Management is developing a sales force in all areas where their supply agreements allow. Management plans to implement technology and state-of-the-art web and social networking strategies to maximize lead generation and minimize advertising costs.

Employees

As of September 15, 2011, Hong-Shin Pan has been our Chairman, President and CEO and sole officer and director.  He is not an employee of the company and is not paid as an employee.  Our former sole officer and director, Gary Reed, resigned for personal reasons in September, 2011.  He was also not an employee of the Company and was not paid as an employee.

Currently, we have no paid employees, full or part-time, and rely on paid consultants to provide necessary services.

Acquisitions

We are pursuing acquisitions of other alternative energy products in the areas of solar and biodiesel, fuel cell technology and renewable water technologies, and energy management, as well as in other related or unrelated fields.

Results of Operations for the Years Ended July 31, 2012 and 2011.

For the years ended July 31, 2012 and 2011, the Company had minimal revenues.  Since inception, the Company has earned $2,224 in revenues and has incurred cumulative net losses of $7,125,318.  For the years ended July 31, 2012 and 2011, the Company had net losses of $794,300 and $6,164,097, respectively.  Our activities have been attributed primarily to start up and business development.

For the years ended July 31, 2012 and 2011, we incurred operating expenses of $496,084 and $6,043,175, respectively.  The decreases relate primarily to consulting expenses, impairment loss, and administrative fees.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the years ended July 31, 2012 and 2011 and since April 28, 2008 (date of inception) through July 31, 2012, the Company has had net losses of $794,300, $6,164,097 and $7,125,318, respectively. As of July 31, 2012, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from issuances of convertible notes payable and the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and issuance of convertible notes. From inception through July 31, 2012 we raised cash of $114,450 through private placements of common stock financings. During November 2008, our Form S-1 Registration Statement became effective and we raised $100,000 through common stock sales. The proceeds from the sale of this common stock have been used for general and administrative expenses. In addition, since inception of the Company, we have received $408,000 in proceeds from issuances of convertible notes.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of July 31, 2012, we had an accumulated deficit of $7,125,318 and a working capital deficit of $546,851.

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

Contractual Obligations

The Company had consulting agreements with companies for various advisement services. Crystal Falls Investments, LLC has provided acquisition and related services under an agreement calling for payment of $10,000 per month for a 24 month period ended September 30, 2012. As of July 31, 2012, a total of $70,000 in accounts payable was accrued under this agreement, and the balance was converted to convertible promissory notes.

The Company entered into a consulting agreement with Lin-Han Equity Corp. to provide services and assistance in locating, identifying and assisting with due diligence in strategic acquisitions, as well as for the introduction of potential investor sources.  The consulting agreement was executed on May 1, 2011 and called  for a fixed monthly fee of $15,000 commencing May 1, 2011 through November 2011.  A total of $60,000 has been charged as expenses related to this agreement in the year ended July 31, 2012, and a total of $45,000 in fees owed is included in accounts payable.  Lin-Han Equity Corp. is also a minor shareholder of the Company..

The Company also has entered into a consulting agreement with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support.  We maintain our corporate offices at the Florida offices of CFOs to Go under this arrangement.  CFOs to GO is a wholly-owned subsidiary of Lin-Han Century Corp., which is the parent of Élan Energy & Water, Inc.

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

Alternative Energy Partners, Inc.

(A Development Stage Company)

Financial Statements

July 31, 2012 and 2011

CONTENTS

Page(s)

Report of Independent Registered Certified Public Accounting Firm	16

Consolidated Balance Sheets - As of July 31, 2012 and 2011	17

Consolidated Statements of Operations -	18
For the years ended July 31, 2012 and 2011
and the period from April 28, 2008 (inception)
through July 31, 2012

Consolidated Statements of Changes in Stockholders’ Equity	19-20
For the period from April 28, 2008
(inception) to July 31, 2012

Consolidated Statements of Cash Flows -	21
For the years ended July 31, 2012 and 2011
and for the period from April 28, 2008
(inception) to July 31, 2012

Notes to Consolidated Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders ofAlternative Energy Partners, Inc.

We have audited the accompanying consolidated balance sheets of Alternative Energy Partners, Inc. and subsidiaries (a development stage company) as of July 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from April 28, 2008, inception, to July 31, 2012. Alternative Energy Partners, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Partners, Inc. and subsidiaries as of July 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period from April 28, 2008, inception, to July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

December 6, 2012

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2012	July 31, 2011
Assets
Current Assets
Cash	$ 199	$ 337
Deferred loan costs, net of accumulated amortization of $22,612 and $10,925	3,938	7,625
Total Current Assets	4,137	7,962
Other Assets
Solar generation technology (net)	-	85,000
Advances-related party	4,500	-
Related party receivable-HOTI	17,347	-
Goodwill	304,129	2,875
Total Other Assets	325,976	87,875
Total Assets	$ 330,113	$ 95,837
Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	310,068	75,812
Payroll liabilities	7,322	7,322
Loans payable	12,500	12,500
Notes payable, net of debt discount of $37,441 and $183,494	206,839	77,006
Related party payable- HOTI	-	2,374
Accrued interest	14,259	7,995
Total Current Liabilities	550,988	183,009
Total Liabilities	550,988	183,009
Stockholder's Equity (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized,
176,752,289 and 12,835,480 shares issued and outstanding	176,752	12,836
Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued, and outstanding	5,000	-
Additional paid in capital	6,722,691	6,231,010
Deficit accumulated during the development stage	(7,125,318)	(6,331,018)
Total Stockholder’s Equity (Deficit)	(220,875)	(87,172)
Total Liabilities and Stockholders' Equity	$ 330,113	$ 95,837

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
	For the Year Ended July 31,		For the Period from April 28, 2008 (Inception) to July 31, 2012
	2012	2011
Revenues	$ 2,224	$ -	$ 2,224
Cost of Sales	-	-	-
Gross Margin	2,224	-	2,224
General & Administrative
Consulting fees-related parties	279,500	3,613,101	3,954,731
Impairment loss	75,000	2,099,000	2,174,000
Administrative fees	-	130,000	130,000
Marketing	64,155	65,000	129,155
Professional fees	45,050	45,780	125,846
Salaries and wages	-	26,654	57,414
Rent	-	-	9,000
Other general and administrative	33,094	63,640	126,324
Gain on extinguishment of liabilities	(715)	-	(715)
Total Expenses	496,084	6,043,175	6,705,755
Net loss before other income (expense)	(493,860)	(6,043,175)	(6,703,531)
Interest expense	(314,893)	(120,922)	(436,240)
Gain/loss on derivatives	14,453	-	14,453
Net loss before income taxes	(794,300)	(6,164,097)	(7,125,318)
Income tax expense	-	-	-
Net Loss	$ (794,300)	$ (6,164,097)	$ (7,125,318)
Net loss per share - basic and diluted	$ (0.01)	$ (0.63)
Weighted average number of shares outstanding during the period - basic and diluted	70,753,724	9,853,078

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 (Inception) to April 30, 2012
	Common Stock $0.0001 Par Value		Preferred Stock $0.0001 Par Value		Additional Paid In Capital	Deferred Equity	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - April 28, 2008	-	$ -	-	$ -	-	-	$ -	$ -
Proceeds from the issuance of common stock - founders - ($0.00004/share)	5,280,000	5,280	-	-	(3,080)	-	-	2,200
Proceeds from the issuance of common stock ($1.04/share)	6,240	6	-	-	6,494	-	-	6,500
Net loss for the period from April 28,2008 (inception) to July 31, 2008	-	-	-	-	-	-	(3,000)	(3,000)
Balance - July 31, 2008	5,286,240	5,286	-	-	3,414	-	(3,000)	5,700
Stock issued for services ($0.06/share)	24,000	24	-	-	1,476	-	-	1,500
Proceeds from the issuance of common stock ($1.04/share)	5,520	6	-	-	5,744	-	-	5,750
Proceeds from the issuance of common stock ($2.08/share)	48,000	48	-	-	99,952	-	-	100,000
Net loss for the year ended July 31, 2009	-	-	-	-	-	-	(52,814)	(52,814)
Balance - July 31, 2009	5,363,760	5,364	-	-	110,586	-	(55,814)	60,136
Cancellation of common stock	(1,800,000)	(1,800)	-	-	1,800	-	-	-
Expenses paid by Shareholders	-	-	-	-	5,945	-	-	5,945
Proceeds from the issuance of common stock ($0.24/share)-Sunarias	400,000	400	-	-	97,100	-	-	97,500
Proceeds from the issuance of common stock ($0.001/share)-Shovan	1,500,000	1,500	-	-	375	-	-	1,875
Stock issued for services ($0.001/share)	104,656	105	-	-	26	-	-	131
Net loss for the year ended July 31, 2010	-	-	-	-	-	-	(111,107)	(111,107)
Balance - July 31, 2010	5,568,416	5,569	-	-	215,832	-	(166,921)	54,480

Stock issued for services ($4.5/share)	330,000	330	-	-	1,484,670	-	-	1,485,000
Stock issued for services ($4.5/share)	222,220	222	-	-	999,778	(1,000,000)	-	-
Common stock related to RLP Mechanical Contractors, Inc.	1,120,000	1,120	-	-	(1,120)	-	-	-
Proceeds from the issuance of common stock ($3.50/share)-SkyNet Energy Inc.	600,000	600	-	-	2,099,400	-	-	2,100,000
Stock issued for services ($1.17/share)	600,000	600	-	-	702,900	-	-	703,500
Stock issued for services ($0.63/share)	500,000	500	-	-	314,500		-	315,000
Issuance of notes payable with beneficial conversion feature	-	-	-	-	294,925	-	-	294,925
Common stock related to Xnergy, Inc.	2,000,000	2,000	-	-	(2,000)	-	-	-
Common stock from conversion of notes ($0.12/share)	867,020	867	-	-	103,152	-	-	104,019
Common stock from conversion of notes ($0.12/share)	446,429	447	-	-	9,554	-	-	10,001
Common stock from conversion of notes ($0.0172/share)	581,395	581	-	-	9,419	-	-	10,000
Consulting fees	-	-	-	-	-	1,000,000	-	1,000,000
Net loss for the year ended July 31, 2011	-	-	-	-	-	-	(6,164,097)	(6,164,097)
Balance - July 31, 2011	12,835,480	$ 12,836	-	$ -	$ 6,231,010	$ -	$ (6,331,018)	$ (87,172)
Common stock from conversion of notes ($0.01048-$0.013/share)	123,727,089	123,727	-	-	94,371	-	-	218,098
Issuance of stock for Clarrix acquisition	40,000,000	40,000	5,000,000	5,000	256,254	-		301,254
Issuance of notes payable with beneficial conversion feature	-	-	-	-	141,245	-	-	141,245
Common stock issued to HOTI to maintain proper ownership	189,720	189	-	-	(189)	-	-	-
Net loss for the year ended July 31, 2012		-		-	-	-	(794,300)	(794,300)
Balance - July 31, 2012	176,752,289	$176,752	5,000,000	$ 5,000	$ 6,722,691	$ -	$ (7,125,318)	$(220,875)

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	For the Period from April 28, 2008 (Inception) to July 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$ (794,300)	$ (6,164,097)	$ (7,125,318)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	323,438	132,357	458,295
Gain on extinguishment of liabilities	(715)	-	(715)
Impairment loss	75,000	2,099,000	2,174,000
Stock issued for services	-	3,503,500	3,505,131
Services paid by shareholder	-	-	5,945
Gain/loss on derivatives	(14,453)	-	(14,453)
Increase in deferred loan costs	(8,000)	(18,550)	(26,550)
Increase in accounts payable	304,971	177,422	490,783
Increase in accrued liabilities	-	5,112	7,322
Increase in accrued interest	13,142	11,589	25,156
Net Cash Used in Operating Activities	(100,917)	(253,667)	(500,404)
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related parties	(4,500)	-	(4,500)
Net Cash Provided by Investing Activities	(4,500)	-	(4,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	125,000	270,500	408,000
Proceeds (to) from related party	(19,721)	(16,659)	(17,347)
Proceeds from issuance of stock	-	-	114,450
Net Cash Provided by Financing Activities	105,279	253,841	505,103
Net Increase (decrease) in Cash	(138)	174	199
Cash and cash equivalents, beginning of period	337	163	-
Cash and cash equivalents, end of period	$ 199	$ 337	$ 199
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of SkyNet, Inc. for Stock	$ -	$ 1,000	$ 2,100,000
Acquisition of Sunarias Corporation for Stock	$ -	$ -	$ 97,500
Acquisition of Shovan, Inc. for Stock	$ -	$ -	$ 1,875
Acquisition of Clarrix, Inc. for Stock	$ 301,254	$ -	$ 301,254
Conversion of notes payable to stock	$ 211,220	$ 120,000	$ 331,220
Conversion of accrued interest to stock	$ 6,878	$ 4,019	$ 10,897
Accounts payable converted to notes payable	$ 70,000	$ 110,000	$ 180,000

See accompanying notes to consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

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

Principles of Consolidation

The accompanying consolidated financial statements include Alternative Energy Partners, Inc. and its wholly-owned subsidiaries, Sunarias Corporation, Shovan, LLC, and Clarrix, Energy, LLC which was acquired in May 2012. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At July 31, 2012 and 2011, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At July 31, 2012 and 2011, respectively, there were no balances that exceeded the federally insured limit.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Earnings per Share

In accordance with accounting guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008 (inception) to July 31, 2012, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

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

Income Taxes

The Company accounts for income taxes under the FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

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

Intangible Asset

As part of the acquisition of Sunarias Corporation on May 18, 2010, the Company acquired a solar generation technology asset which was identified as a definite-lived intangible asset. The Company recorded this technology asset as an allocation of purchase price based on the fair value. The intangible asset is amortized on a straight-line basis over an estimated 10 year life. The Company evaluates for impairment when events and circumstances warrant in accordance with ASC Topic 350-30, Intangibles: Goodwill and Other, and an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis. The Company performed its impairment test as of 7/31/12 and determined that the remaining amortized cost as of 7/31/12 was impaired and should be written off. The balance of the intangible asset, net of accumulated amortization of $12,500, was $85,000 at July 31, 2011. Amortization expense was $10,000 for each of the years ended July 31, 2012 and 2011, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed. The Company recorded goodwill in conjunction with its acquisitions of Shovon, LLC in July 2010, Skynet Energy Systems  in October 2010, and Clarrix Energy, LLC in May 2012. As required, the Company will perform its goodwill impairment test at least annually or more frequently if there is an indication of impairment. The Company expects to perform its first goodwill impairment test in July 2013 for the Clarrix Energy, LLC acquisition.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance amending the method an entity uses to test its goodwill for impairment, Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment . In accordance with ASU 2011-08, the Company will first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors include macroeconomic conditions, industry and market considerations, overall financial performance, cost factors, and entity-specific events such as changes in strategy, management, key personnel, or customers. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it performs the two-step impairment test. Under ASU 2011-08, the Company has an option to bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Goodwill (continued)

In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of that unit, goodwill is not impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value of that unit, then a second step must be performed to determine the implied fair value of the reporting entity’s goodwill. The second step of the goodwill impairment analysis requires the allocation of the fair value of the reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded as a separate line item within income from operations. Significant estimates and judgments are involved in this assessment and include the use of valuation methods for determining the fair value of goodwill assigned to each of the reporting units and the applicable assumptions included in those valuation methods such as financial projections, discount rates, tax rates and other related assumptions.

Fair Value of Financial Instruments

All financial instruments, including derivatives, are to be recognized on the balance sheet initially at fair value. Subsequent measurement of all financial assets and liabilities except those held-for-trading and available for sale are measured at amortized cost determined using the effective interest rate method. Held-for-trading financial assets are measured at fair value with changes in fair value recognized in earnings. Available-for-sale financial assets are measured at fair value with changes in fair value recognized in comprehensive income and reclassified to earnings when derecognized or impaired.

The carrying amounts of the Company’s other short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments. The Company does not utilize financial derivatives or other contracts to manage commodity price risks. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Binomial pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the consolidated statement of operation. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

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

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has not yet emerged from the development stage, has a net loss of $794,300 and net cash used in operations of $100,917 for the year ended July 31, 2012; and negative working capital of $546,851 and an accumulated deficit of $7,125,318 at July 31, 2012.

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

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $7,125,318 at July 31, 2012, expiring through 2028. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at July 31, 2012 and 2011 are as follows:

	2012	2011
Gross deferred tax assets:
Net operating loss carryforwards	$(7,125,318)	$(6,331,018)
Total deferred tax assets	2,681,257	2,382,362
Less: valuation allowance	(2,681,257)	(2,382,362)
Net deferred tax asset recorded	$-	$-

The valuation allowance at July 31, 2011 was approximately $2,382,362. The net change in valuation allowance during the year ended July 31, 2012 was an increase of approximately $298,895.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2012.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 3 Income Taxes (continued)

The actual tax benefit differs from the expected tax benefit for the periods ended July 31, 2012 and 2011 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	2012	2011

Expected tax expense (benefit) – Federal	$(269,967)	$(2,095,793)
Expected tax expense (benefit) – State	(28,928)	(224,569)
Change in Valuation Allowance	298,895	2,320,362
Actual tax expense (benefit)	$-	$-

Note 4 Loans Payable to Affiliates

During the quarter ended April 30, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of July 31, 2012 and 2011.  The managing member of McDowell, LLC is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. As of July 31, 2012 and 2011, accrued interest payable was $2,425 and $1,425, respectively. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes and subsequently filed suit to collect on the two notes. A judgment has been entered in favor of McDowell, LLC.

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

Note 6 Acquisitions

On May 18, 2010, the Company acquired from Healthcare of Today, Inc., all of the outstanding stock of Sunarias Corporation, a development stage entity, in exchange for 5,000,000 common shares (20,000,000 shares reflective of the 4:1 stock split on July 19, 2010).  The transaction was valued at $97,500 which approximates both the carrying value at the time of acquisition, and the fair value of the technology asset acquired.  No other assets or liabilities were acquired, resulting in the entire purchase price being allocated to the technology asset. The Company determined that the asset was impaired at July 31, 2012 and recorded an impairment charge of $75,000.

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
July 31, 2012 and 2011

Note 6 Acquisitions (continued)

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

On May 30, 2012, the Company also acquired from Elan Energy & Water, Inc., all the net assets of Clarrix Energy, LLC (“Clarrix”), a development stage entity, in exchange for 40,000,000 shares of common stock and 5,000,000 shares of Series A Convertible Preferred Stock. The transaction was valued at $301,254 which was the fair value of the shares at the time of acquisition. As the net assets received were minimal, the majority of the purchase price was allocated to goodwill. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted initial assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date.

Note 7 Stockholders’ Equity

On January 15, 2012, the Company amended its articles of incorporation to increase authorized common stock to 250,000,000 shares and authorize 5,000,000 in preferred shares.

In September 2011, the Company converted $27,000 of notes into 2,187,031  shares of common stock (See Note 8).

In October 2011, the Company converted $14,000 of notes into 3,742,528shares of common stock (See Note 8).

In November 2011, the Company converted $65,820 of notes into 8,735,380 shares of common stock (See Note 8).

In December 2011, the Company converted $11,800 of notes into 6,393,056 shares of common stock (See Note 8).

In January 2012, the Company converted $41,250 of notes into 24,991,751 shares of common stock (See Note 8).

In February 2012, the Company converted $18,290 of notes into 20,778,680 shares of common stock (See Note 8).

In March 2012, the Company converted $6,050 of notes into 7,961,573 shares of common stock (See Note 8).

In April 2012, the Company converted $12,332 of notes into 18,400,994 shares of common stock (See Note 8).

In May 2012, the Company converted $10,678 of notes into 22,134,900 shares of common stock (See Note 8).

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 7 Stockholders’ Equity (continued)

In May 2012, the Company issued 40,000,000 common shares and 5,000,000 preferred shares to acquire Clarrix, Inc. (See Note 6). The preferred stock is a voting, convertible preferred stock (i) having at all times the right to cast votes in all matters in which the holders of common stock of the Company are entitled to vote, equal to 51% of the total vote of all classes of stock from time to time outstanding; (ii) convertible into common stock of the Company equal to 51 percent of the resulting total common interests issued and outstanding on a fully diluted basis at the election of the holder or holders at any time after one year from the closing of the transactions; and (iii) having a liquidation preference equal to 51 percent of the assets available on a liquidation distribution over the Company’s Common Interests. Additionally, the former owners of Clarrix are entitled to receive a royalty payment payable monthly equal to ten percent of the gross income of Clarrix for a period of 30 calendar months commencing February 1, 2012. No royalties were earned during the year ended July 31, 2012.

In July 2012, the Company converted $4,000 of notes into 8,400,742 shares of common stock (See Note 8).

The Company additionally issued approximately 190,000 shares to HOTI to maintain proper ownership

As a result of these transactions, there were 176,752,289 common shares issued and outstanding and 5,000,000 preferred shares issued and outstanding at July 31, 2012.

Note 8 Notes Payable

The following details the significant terms and balances of convertible notes payable, net of debt discounts:

July 31, 2012	July 31, 2011

Asher Enterprises:

On December 23, 2010, the Company issued its promissory note in the amount of $53,000 to an unrelated third party for additional working capital.  The note was due September 24, 2011 and carried interest at 8 percent per annum, payable at maturity.  The note was convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The carrying amount of the debt discount was $0 and $6,646, respectively. The note was fully converted at July 31, 2012.

$ -	$ 26,354

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 8 Notes Payable (continued)

July 31, 2012	July 31, 2011

On March 4, 2011, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital.  The note was due December 7, 2011 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The carrying amount of the debt discount was $0 and $25,345, respectively. The note was fully converted at July 31, 2012.

-	9,655

On June 13, 2011, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note was due March 15, 2012 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The carrying amount of the debt discount was $0 and $23,534, respectively. This note was fully converted at July 31, 2012.

-	8,966

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 8 Notes Payable (continued)

July 31, 2012 (unaudited)	July 31, 2011 (unaudited)

On February 7, 2012, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due November 9, 2012 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of July 31, 2012, no derivative liability or debt discount has been recorded as instrument is not yet convertible.

32,500	-

On March 8, 2012, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due December 12, 2012 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of July 31, 2012, no derivative liability or debt discount has been recorded as instrument is not yet convertible.

32,500	-

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 8 Notes Payable (continued)

July 31, 2012	July 31, 2011

On April 26, 2012, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due January 30, 2013 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of July 31, 2012, no derivative liability or debt discount has been recorded as instrument is not yet convertible.

	32,500	-
Crystal Falls Investments: On June 30, 2011, the Company issued a promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share. The carrying amount of the debt discount was $7,361 and $45,695, respectively.	42,639	4,305
On July 31, 2011, the Company issued six (6) promissory notes totaling $60,000 to an unrelated third party for additional working capital. The notes are due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share. The carrying amount of the debt discount was $3,280 and $59,782, respectively.	-	218

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 8 Notes Payable (continued)

	July 31, 2012	July 31, 2011
On February 21, 2012, the Company issued a promissory note in the amount of $27,500. The note is due February 21, 2015 and carries interest at 9 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.0015 (or 80% of the closing price on the date of the debenture which was $0.0019). The carrying amount of the debt discount was $10,450 and $0, respectively.	17,050	-
On May 1, 2012, the Company converted accounts payable into a promissory note totaling $40,000. The note is due April 30, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.001 per share. The carrying amount of the debt discount was $14,944 and $0, respectively. The Company converted $4,000 of this note in July 2012.	21,056	-

Tangiers:

On March 15, 2011, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital.  The note is due March 14, 2012 and carries interest at 10 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time before the due date, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The carrying amount of the debt discount was $0 and $22,492, respectively. The note was fully converted at July 31, 2012.

	-	27,508

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011
Note 8 Notes Payable (continued)	July 31, 2012	July 31, 2011
Lin-Han: On December 1, 2011, the Company converted accounts payable into a promissory note totaling $30,000. The note is due December 1, 2012 and carries interest at 5 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.006 per share. The carrying amount of the debt discount was $1,405 and $0, respectively.	28,594	-
	$ 206,839	$ 77,006

Note 9 Derivative Liabilities

The Company has various convertible instruments outstanding more fully described in Note 8. Because the number of shares to be issued upon settlement cannot be determined under these instruments, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the year ended July 31, 2012, the Company recognized new derivative liabilities of $105,977 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $43,969, and was recorded as a loss on derivatives for the year ended July 31, 2012.

As a result of conversion of notes payable described in Note 8, the Company reclassified $164,399 of derivative liabilities to equity and the change in fair value of derivatives was $58,422.

As all of the convertible debt with embedded conversion options had been fully converted as of July 31, 2012, the fair value of the Company’s derivative liabilities was $0 and $58,422 was recognized as a gain on derivatives due to change in fair value of the liability during the year ended July 31, 2012.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at July 31, 2011	$—
ASC 815-15 additions	105,977
Change in fair value	58,422
ASC 815-15 deletions	(164,399)
Balance at July 31, 2012	$—

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 9 Derivative Liabilities (continued)

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$58,422
Derivative expense	(43,969)
Total for year ended July 31, 2012	$14,453

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.19% - 0.27%
Expected volatility	100% - 300%
Expected life	9 months – 12 months

Note 10. Subsequent Events

During August to October 2012, a total of $8,200 of notes payable have been converted into 32,867,351 shares of common stock detailed below.

Holder	Note Date	Principal	Shares
Asher Enterprises, Inc.	August 16, 2012	$ 2,600	8,125,000
Asher Enterprises, Inc.	September 19,2012	2,200	8,148,148
Asher Enterprises, Inc.	October 1, 2012	1,900	8,260,870
Asher Enterprises, Inc.	October 11,2012	1,500	8,333,333
		$ 8,200	32,867,351

As a result of these transactions, there were 209,619,640 common shares outstanding at December 6, 2012.

On October 22, 2012, the Company entered into an Acquisition Agreement with Élan Energy & Water, Inc., Inc., its majority shareholder, to acquire Safford Acquisition I, Corp., an Arizona corporation (“SAC”), in exchange for 100,000,000 shares of post-reverse split common stock. The Board of Directors of AEGY also approved a 1:100 reverse split of the common stock, by undertaking a reduction in capital under Florida law, pursuant to which the number of shares of common stock issued and outstanding will be reduced by a factor of 100 simultaneously with the reduction in the authorized shares of common stock from 250,000,000 to 2,500,000 shares. Under Florida law, a capital reduction does not require vote of or approval by the shareholders. The capital reduction will be effective as soon as the regulatory requirements have been met, including review of a Notification of Corporate Action by FINRA. The effective date is the later of 21 days from October 22, 2012 or the date approved by FINRA, which will announce the effective date.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company) Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 10. Subsequent Events (continued)

SAC is a newly formed acquisition company which will acquire the mineral interests in 160 acres of land located near Safford, Arizona. The in-ground mineral on the site has been valued independently at approximately $650,000,000, based on assays for precious metals on the property. In addition to the stock in AEGY, valued at $5,000,000 using the closing market price of Registrant’s common stock on October 22, 2012 of $0.0005 per share, AEGY also has agreed to provide the funding necessary to complete the extraction, transportation, refining and marketing of the precious metals on the site; to engage the previous owner of the site, from which Élan has agreed to acquire the mineral leases, to manage the operations and development of the site for one-third of the net profits from the minerals extracted and sold; and to pay Élan a running royalty of ten percent of the net profit from the minerals extracted and sold, after taking into account the amounts due on the operating consulting agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A,	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and consulting principal accounting officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal year ending July 31, 2012 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and consulting principal accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and consulting principal accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2012 under the criteria set forth in the Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended July 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company as of July 31, 2012:

Name	Age	Position
Hong-Shin Pan	35	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Biographies

Hong-Shin Pan

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

ITEM 11.	EXECUTIVE C OM PENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Hong-Shin Pan, Chairman of the Board	2012	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT JULY 31, 2012

None

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

The following table sets forth certain information as of July 31, 2012, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Gary Reed, former CEO	33,335	--%
Hong-Shin Pan	-	-
All Directors and executive officers as a group (1 person)	-	-%
-
Elan Energy & Water, Inc.(1)	-	-%

(1)

Elan Energy & Water, Inc. also holds 5 million shares of preferred stock having voting power equal to 51 percent of the total voting power of all classes of stock entitled to vote and therefore may be considered to be in control of the Company. It holds no common shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the years ended, July 31, 2012 and 2011, we were billed by our then independent registered public accounting firm, Moss, Krusick and Associates, LLC approximately $24,500 and $32,580 for audit and review fees associated with our 10-K and 10-Q filings.

Tax Fees

During the years ended, July 31, 2012 and 2011, our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any tax services for the Company.

All Other Fees

During the years ended, July 31, 2012 and 2011, our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any other work.

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

During the years ended, July 31, 2012 and 2011, we were billed by our then independent registered public accounting firm, Moss, Krusick and Associates, LLC approximately $24,500 and $32,580 for audit and review fees associated with our 10-K and 10-Q filings.

Tax Fees

During the years ended, July 31, 2012 and 2011, our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any tax services for the Company.

All Other Fees

During the years ended, July 31, 2012 and 2011, our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any other work.

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

ALTERNATIVE ENERGY PARTNERS, INC.

Dated: December 6, 2012	By:	/s/ Hong-Shin Pan
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: December 6, 2012	By:	/s/ John Burke
Principal Accounting Officer