Form 10-Q
period 2012-10-31
Alternative Energy Partners, Inc.
filed 2012-12-20
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: October 31, 2012

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

Yes  [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 17, 2012, there were 209,619,640 shares of our common stock outstanding.

0

Alternative Energy Partners, Inc. and Subsidiaries

(A Development Stage Company)

October 31, 2012

TABLE OF CONTENTS

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets – As of October 31, 2012 (Unaudited) and July 31, 2012 (Audited)	2

	Consolidated Statements of Operations for the three months ended October 31, 2012 and 2011, and for the period from April 28, 2008 (inception) to October 31, 2012 (Unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 28, 2008 (Inception) to October 31, 2012 (Unaudited)	4-6

	Consolidated Statements of Cash Flows for the three months ended October 31, 2012 and 2011, and for the period from April 28, 2008 (inception) to October 31, 2012 (Unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	26

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

Item 1. Financial Statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets (Unaudited)
	October 31, 2012 (Unaudited)	July 31, 2012 (Audited)
Assets
Current Assets
Cash	$ 480	$ 199
Deferred loan costs, net of accumulated amortization of $25,259 and $22,612	1,291	3,938
Total Current Assets	1,771	4,137
Other Assets
Advances-related party	5,100	4,500
Related party receivable-HOTI	17,347	17,347
Goodwill	304,129	304,129
Total Other Assets	326,576	325,976
Total Assets	$ 328,347	$ 330,113
Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	375,449	310,068
Payroll liabilities	7,322	7,322
Loans payable	12,500	12,500
Notes payable-current, net of debt discount of $63,733 and $26,991	144,847	189,789
Accrued interest	17,581	14,259
Derivative liability	115,475	--
Total Current Liabilities	673,174	533,938

Long-term Liabilities
Notes payable-long-term, net of debt discount of $5,639 and $10,450	21,861	17,050
Total Liabilities	695,035	550,988
Stockholder's Equity (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized
209,619,640 and 176,752,289 shares issued and outstanding	209,619	176,752
Preferred stock, $0.001 par value, 5,000,000 shares authorized and outstanding	5,000	5,000
Additional paid in capital	6,705,510	6,722,691
Deficit accumulated during the development stage	(7,286,817)	(7,125,318)
Total Equity	(366,688)	(220,875)
Total Liabilities and Stockholders' Equity	$ 328,347	$ 330,113

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended October 31,		For the Period from April 28, 2008 (Inception) to October 31, 2012
	2012	2011
Revenues	$ 1,477	$ -	$ 3,701
Cost of Sales	-	-	-
Gross Margin	1,477	-	3,701
General & Administrative
Consulting fees-related parties	65,000	30,000	4,019,731
Impairment loss	-	-	2,174,000
Administrative fees	-	-	130,000
Marketing	-	45,000	129,155
Professional fees	-	-	125,846
Salaries and wages	-	-	57,414
Rent	-	-	9,000
Other general and administrative	3,625	8,252	129,949
Gain on extinguishment of liabilities	-	-	(715)
Total Expenses	68,625	83,252	6,774,380
Net loss before other income (expense)	(67,148)	(83,252)	(6,770,679)
Interest expense	(65,773)	(45,679)	(502,013)
Gain (loss) on derivatives	(28,578)	-	(14,125)
Net loss before income taxes	(161,499)	(128,931)	(7,286,817)
Income tax expense	-	-	-
Net Loss	$ (161,499)	$ (128,931)	$ (7,286,817)
Net loss per share - basic and diluted	$ (0.00)	$ (0.01)
Weighted average number of shares outstanding during the period - basic and diluted	180,506,688	9,853,078

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the period from April 28, 2008 (Inception) to October 31, 2012
	Common Stock $0.0001 Par Value		Preferred Stock $0.0001 Par Value		Additional Paid In Capital	Deferred Equity	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - April 28, 2008	-	$ -	-	$ -	-	-	$ -	$ -
Proceeds from the issuance of common stock - founders - ($0.00004/share)	5,280,000	5,280	-	-	(3,080)	-	-	2,200
Proceeds from the issuance of common stock ($1.04/share)	6,240	6	-	-	6,494	-	-	6,500
Net loss for the period from April 28,2008 (inception) to July 31, 2008	-	-	-	-	-	-	(3,000)	(3,000)
Balance - July 31, 2008	5,286,240	5,286	-	-	3,414	-	(3,000)	5,700
Stock issued for services ($0.06/share)	24,000	24	-	-	1,476	-	-	1,500
Proceeds from the issuance of common stock ($1.04/share)	5,520	6	-	-	5,744	-	-	5,750
Proceeds from the issuance of common stock ($2.08/share)	48,000	48	-	-	99,952	-	-	100,000
Net loss for the year ended July 31, 2009	-	-	-	-	-	-	(52,814)	(52,814)
Balance - July 31, 2009	5,363,760	5,364	-	-	110,586	-	(55,814)	60,136
Cancellation of common stock	(1,800,000)	(1,800)	-	-	1,800	-	-	-
Expenses paid by Shareholders	-	-	-	-	5,945	-	-	5,945
Proceeds from the issuance of common stock ($0.24/share)-Sunarias	400,000	400	-	-	97,100	-	-	97,500
Proceeds from the issuance of common stock ($0.001/share)-Shovan	1,500,000	1,500	-	-	375	-	-	1,875

The accompanying footnotes are an integral part of these consolidated financial statements

Stock issued for services ($0.001/share)	104,656	105	-	-	26	-	-	131
Net loss for the year ended July 31, 2010	-	-	-	-	-	-	(111,107)	(111,107)
Balance - July 31, 2010	5,568,416	5,569	-	-	215,832	-	(166,921)	54,480
Stock issued for services ($4.5/share)	330,000	330	-	-	1,484,670	-	-	1,485,000
Stock issued for services ($4.5/share)	222,220	222	-	-	999,778	(1,000,000)	-	-
Common stock related to RLP Mechanical Contractors, Inc.	1,120,000	1,120	-	-	(1,120)	-	-	-
Proceeds from the issuance of common stock ($3.50/share)-SkyNet Energy Inc.	600,000	600	-	-	2,099,400	-	-	2,100,000
Stock issued for services ($1.17/share)	600,000	600	-	-	702,900	-	-	703,500
Stock issued for services ($0.63/share)	500,000	500	-	-	314,500		-	315,000
Issuance of notes payable with beneficial conversion feature	-	-	-	-	294,925	-	-	294,925
Common stock related to Xnergy, Inc.	2,000,000	2,000	-	-	(2,000)	-	-	-
Common stock from conversion of notes ($0.12/share)	867,020	867	-	-	103,152	-	-	104,019
Common stock from conversion of notes ($0.12/share)	446,429	447	-	-	9,554	-	-	10,001
Common stock from conversion of notes ($0.0172/share)	581,395	581	-	-	9,419	-	-	10,000
Consulting fees	-	-	-	-	-	1,000,000	-	1,000,000
Net loss for the year ended July 31, 2011	-	-	-	-	-	-	(6,164,097)	(6,164,097)
Balance - July 31, 2011	12,835,480	$ 12,836	-	$ -	$ 6,231,010	$ -	$ (6,331,018)	$ (87,172)

The accompanying footnotes are an integral part of these consolidated financial statements

Common stock from conversion of notes ($0.01048-$0.013/share)	123,727,089	123,727	-	-	94,371	-	-	218,098
Issuance of stock for Clarrix acquisition	40,000,000	40,000	5,000,000	5,000	256,254	-		301,254
Issuance of notes payable with beneficial conversion feature	-	-	-	-	141,245	-	-	141,245
Common stock issued to HOTI to maintain proper ownership	189,720	189	-	-	(189)	-	-	-
Net loss for the year ended July 31, 2012		-		-	-	-	(794,300)	(794,300)
Balance - July 31, 2012	176,752,289	$176,752	5,000,000	$ 5,000	$ 6,722,691	$ -	$ (7,125,318)	$(220,875)
Common stock from conversion of notes ($0.00018-$0.00032/share)	32,867,351	32,867	-	-	(24,667)	-	-	8,200
Issuance of notes payable with beneficial conversion feature	-	-	-	-	(3,117)	-	-	(3,117)
Settlement of derivative liabilities on conversion of notes payable	-	-	-	-	10,603	-	-	10,603
Net loss for the three months ended October 31, 2012		-		-	-	-	(161,499)	(161,499)
Balance - October 31, 2012 (unaudited)	209,619,640	$209,619	5,000,000	$ 5,000	$ 6,705,510	$ -	$ (7,286,817)	$(366,688)

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	For the Period from April 28, 2008 (Inception) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (161,499)	$ (128,931)	$ (7,286,817)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Amortization	65,099	50,445	523,394
Gain on extinguishment of debt	-	-	(715)
Impairment loss	-	-	2,174,000
Stock issued for services	-	-	3,505,131
Services paid by shareholder	-	-	5,945
(Gain) loss on derivatives	28,578	-	14,125
Increase in deferred loan costs	-	-	(26,550)
Increase in accounts payable	65,381	76,680	556,164
Increase in accrued liabilities	-	-	7,322
Increase in accrued interest	3,322	1,445	28,478
Net Cash Provided by (Used in) Operating Activities	881	(361)	(499,523)
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related parties	(600)	-	(5,100)
Net Cash Provided by (Used in) Investing Activities	(600)	-	(5,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	408,000
Proceeds (to) from related party	-	-	(17,347)
Proceeds from issuance of stock	-	-	114,450
Net Cash Provided by Financing Activities	-	-	505,103
Net Increase (decrease) in Cash	281	(361)	480
Cash and cash equivalents, beginning of period	199	337	-
Cash and cash equivalents, end of period	$ 480	$ (24)	$ 480
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of SkyNet, Inc. for Stock	$ -	$ -	$ 2,100,000
Acquisition of Sunarias Corporation for Stock	$ -	$ -	$ 97,500
Acquisition of Shovan, Inc. for Stock	$ -	$ -	$ 1,875
Acquisition of Clarrix, Inc. for Stock	$ -	$ -	$ 301,254
Conversion of notes payable to stock	$ 8,200	$ 41,000	$ 339.420
Conversion of accrued interest to stock	$ -	$ -	$ 10,897
Accounts payable converted to notes payable	$ -	$ -	$ 180,000
Reclassification of derivative liability to APIC	$ 10,603	$ -	$ 10,603
Debt discount on notes payable from derivative liability	$ 97,500	$ -	$ 97,500
Debt discount on notes payable	$ (3,117)	$ -	$ (3,117)

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2012

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the period ended July 31, 2012. The interim results for the period ended October 31, 2012 are not necessarily indicative of results for the full fiscal year. Notes to the Consolidated Financial Statements, which would substantially duplicate disclosures contained in the audited financials for the fiscal year 2012 as reported in Form 10-K, have been omitted.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company is involved in the alternative energy sector. The Company has acquired and is seeking to acquire additional emerging growth companies to meet growing demands worldwide in the alternative energy sector. The Company currently has five subsidiaries, Sunarias Corporation (“Sunarias”) acquired during the fiscal year ended July 31, 2010; SkyNet Energy Systems, Inc., Shovon, LLC, acquired during the fiscal year ended July 31, 2011; Élan Energy Corp. (“Élan”), incorporated as a wholly-owned subsidiary on September 13, 2010; and Clarrix Energy, Inc., acquired during the fiscal year ended July 31, 2012.

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

October 31, 2012

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

Clarrix Energy, LLC.

Clarrix Energy, LLC provides consultative and brokerage services to businesses of all sizes. The objective of these services is to decrease utility costs in as many ways as possible for every client. The company currently has agreements with energy suppliers in 10 states, and is in pursuit of additional supply partners.

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

October 31, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 2012 and July 31, 2012, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At October 31, 2012 and July 31, 2012, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (‘ASC”) Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008 (inception) to October 31, 2012, is equivalent since the Company has had continuing losses.

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

October 31, 2012

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

Segment Information

During the three and nine months ended October 31, 2012 and 2011, the Company only operated in one segment; therefore, segment information has not been presented.

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

October 31, 2012

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

October 31, 2012

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $161,499 and net cash provided by operations of $881 for the three months ended October 31, 2012; and deficit accumulated during the development stage of $7,286,817 at October 31, 2012.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	The Company is seeking third party debt and/or equity financing;
•	The Company is cutting operating costs, and
•	As described in Note 6, the Company has been involved in numerous acquisitions with the intent of achieving a level of profitability

Note 4 Loans Payable to Affiliates

During the fiscal year end July 31, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of October 31, 2012.  The managing member of McDowell, L.L.C. is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. As of October 31, 2012, accrued interest payable was $2,675. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes and subsequently filed suit to collect on the two notes. A judgment has been entered in favor of McDowell, LLC.

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

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 6 Acquisitions

On May 30, 2012, the Company acquired from Elan Energy & Water, Inc., all the net assets of Clarrix Energy, LLC (“Clarrix”), a development stage entity, in exchange for 40,000,000 shares of common stock and 5,000,000 shares of Series A Convertible Preferred Stock. The transaction was valued at $301,254 which was the fair value of the shares at the time of acquisition. As the net assets received were minimal, the majority of the purchase price was allocated to goodwill. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted initial assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date.

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

SAC is a newly formed acquisition company which will acquire the mineral interests in 160 acres of land located near Safford, Arizona. The in-ground mineral on the site has been valued independently at approximately $650,000,000, based on assays for precious metals on the property. In addition to the stock in AEGY, valued at $5,000,000 using the closing market price of Registrant’s common stock on October 22, 2012 of $0.0005 per share, AEGY also has agreed to provide the funding necessary to complete the extraction, transportation, refining and marketing of the precious metals on the site; to engage the previous owner of the site, from which Élan has agreed to acquire the mineral leases, to manage the operations and development of the site for one-third of the net profits from the minerals extracted and sold; and to pay Élan a running royalty of ten percent of the net profit from the minerals extracted and sold, after taking into account the amounts due on the operating consulting agreement.  The Company expects the acquisition to be completed by January, 2013.

Note 7 Stockholders’ Equity (Deficit)

On January 15, 2012, the Company amended its articles of incorporation to increase authorized common stock to 250,000,000 shares and to authorize 5,000,000 in preferred shares.

During the three months ended October 31, 2012, the Company converted $8,200 in notes into 32,867,351 shares of common stock.  The Company recorded $10,603 of additional paid in capital associated with the settlement of derivative liabilities related to these notes.

As a result of these transactions, there were 209,619,640 common shares issued and outstanding and 5,000,000 preferred shares issued and outstanding at October 31, 2012.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 8 Notes Payable

The following details the significant terms and balances of convertible notes payable, net of debt discounts:

October 31, 2012 (unaudited)	July 31, 2012

Asher Enterprises:

On February 7, 2012, the Company issued a promissory note in the amount of $32,500 to Asher Enterprises for additional working capital.  The note is due November 9, 2012 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company converted $8,200 of this note in October 2012.  As of October 31, 2012, a derivative liability associated with the note totaled $31,423.  The carrying amount of the debt discount was $3,047 and $0, respectively.

21,253	32,500

On March 8, 2012, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due December 12, 2012 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of October 31, 2012, a derivative liability associated with the note totaled $42,026.  The carrying amount of the debt discount was $13,515 and $0, respectively.

18,985	32,500

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 8 Notes Payable

October 31, 2012 (unaudited)	July 31, 2012

On April 26, 2012, the Company issued a promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due January 30, 2013 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of October 31, 2012, a derivative liability associated with the note totaled $42,026.  The carrying amount of the debt discount was $29,873 and $0, respectively.

	2,627	32,500
Crystal Falls Investments, LLC
On June 30, 2011, the Company issued a promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due December 31, 2012 and carries interest at 2 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share. The carrying amount of the debt discount was $5,556 and $7,361, respectively.	44,444	42,639
On July 31, 2011, the Company issued six (6) promissory notes totaling $60,000 to an unrelated third party for additional working capital. The notes are due December 31, 2012 and carry interest at 2 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.013 per share. The carrying amount of the debt discount was $1,426 and $3,280, respectively.	1,854	-

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 8 Notes Payable

	October 31, 2012 (unaudited)	July 31, 2012
On February 21, 2012, the Company issued a promissory note in the amount of $27,500. The note is due February 21, 2015 and carries interest at 9 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.0015 (or 80% of the closing price on the date of the debenture which was $0.0019). The carrying amount of the debt discount was $5,639 and $10,450, respectively.	21,861	17,050
On May 1, 2012, the Company converted accounts payable into a promissory note totaling $40,000. The note is due April 30, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.001 per share. The carrying amount of the debt discount was $9,958 and $14,944, respectively. The Company converted $4,000 of this note in July 2012.	26,042	21,056

Lin-Han Century Corp.
On December 1, 2011, the Company converted accounts payable into a promissory note totaling $30,000. The note is due December 1, 2012 and carries interest at 5 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.006 per share. The carrying amount of the debt discount was $358 and $1,405, respectively.	29,642	28,594

Total notes payable	$ 166,708	$ 206,839
Less: current portion	(144,847)	(189,789)
Long-term notes payable	$ 21,861	$ 17,050

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

Embedded Derivative Liabilities in Convertible Notes

During the quarter ended October 31, 2012, the Company recognized new derivative liabilities of $126,851 as a result of convertible debt instruments having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $29,351, and was recorded as a loss on derivatives for the three months ended October 31, 2012.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 9 Derivative Liabilities (continued)

As a result of conversion of notes payable described in Note 8, the Company reclassified $10,603 of derivative liabilities to equity and the change in fair value of derivatives was $773.

As of October 31, 2012, the fair value of the Company’s derivative liabilities was $115,475 and $773 was recognized as a gain on derivatives due to change in fair value of the liability during the three months ended October 31, 2012.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at July 31, 2012	$—
ASC 815-15 additions	126,851
Change in fair value	(773)
ASC 815-15 deletions	(10,603)
Balance at October 31, 2012	$115,475

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$773
Derivative expense	(29,351)
Balance for three months ended October 31, 2012	$(28,578)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.25%
Expected volatility	100% - 400%
Expected life	9 months

Note 10 Subsequent Events

None.

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

Our Business

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) was organized under the laws of the State of Florida on April 28, 2008. We formed our Company for the purpose of establishing renewable fuel sources initially within the State of Florida. Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more. Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010.  During the year ended July 31, 2012, we continued our business development activities with the acquisition of Clarrix Energy, LLC.

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

CLARRIX ENERGY, LLC

The company will be focusing on a creative online strategy to attract and manage clients. Management is developing a sales force in all areas their supply agreements allow. Management plans to technology and state-of-the-art web and social networking strategies to maximize lead generation and minimize advertising costs. The Company acquired Clarrix Energy, LLC from its sole member, Élan Energy & Water, Inc., for a total of forty million (40,000,000) common shares and 5,000,000 Series A Convertible Preferred Shares of the Company.  The acquisition closed on May 30, 2012.  The Series A Convertible Preferred Stock is a voting stock which votes on a par with the common shares except that the Series A Preferred always has a vote equal to 51 percent of the total votes eligible to vote on any matter, and is convertible at the election of the holder into 5i percent of the resulting common shares outstanding at the time of the election to convert.

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

Acquisitions

We are pursuing acquisitions of other alternative energy products in the areas of solar and biodiesel, fuel cell technology and renewable water technologies, as well as acquisitions of other commercial operations, either energy related or otherwise.

On October 22, 2012, the Company entered into an Acquisition Agreement with Élan Energy & Water, Inc., Inc., its majority shareholder, to acquire Safford Acquisition I, Corp., an Arizona corporation (“SAC”), in exchange for 100,000,000 shares of post-reverse split common stock. The Board of Directors of AEGY also approved a 1:100 reverse split of the common stock, subsequently modified to 1:150 shares, by undertaking a reduction in capital under Florida law, pursuant to which the number of shares of common stock issued and outstanding will be reduced by a factor of 150 simultaneously with the reduction in the authorized shares of common stock from 250,000,000 to 1,666,667 shares. Under Florida law, a capital reduction does not require vote of or approval by the shareholders. The capital reduction will be effective as soon as the regulatory requirements have been met, including review of a Notification of Corporate Action by FINRA. The effective date is the later of 21 days from the date of filing the capital reduction or the date approved by FINRA, which will announce the effective date.

SAC is a newly formed acquisition company which will acquire the mineral interests in 160 acres of land located near Safford, Arizona. The in-ground mineral on the site has been valued independently at approximately $650,000,000, based on assays for precious metals on the property.  AEGY also has agreed to provide the funding necessary to complete the extraction, transportation, refining and marketing of the precious metals on the site; to engage the previous owner of the site, from which Élan has agreed to acquire the mineral leases, to manage the operations and development of the site for one-third of the net profits from the minerals extracted and sold; and to pay Élan a running royalty of ten percent of the net profit from the minerals extracted and sold, after taking into account the amounts due on the operating consulting agreement. The Company expects the acquisition to be closed in January, 2013.

Results of Operations for the Three Months Ended October 31, 2012 and 2011.

For the three months ended October 31, 2012 and 2011, the Company had revenues of $1,477 and $0 respectfully.  Since inception, the Company has earned $3,701 in revenues and has incurred cumulative net losses of $7,286,817.  For the three months ended October 31, 2012 and 2011, the Company had net losses of $161,499 and $128,931, respectively.  Our activities have been attributed primarily to start up and business development.

For the three months ended October 31, 2012 and 2011, we incurred operating expenses of $68,625 and $83,252, respectively.  The decreases relate primarily to efforts to decrease operating costs resulting in decreases in marketing and other general and administrative expenses. offset by increases in consulting fees.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the three months ended October 31, 2012 and 2011 and since April 28, 2008 (date of inception) through October 31, 2012, the Company has had net losses of $161,499, $128,931 and $7,286,817, respectively. As of October 31 2012, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

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

We have incurred significant net losses and negative cash flows from operations since our inception.  As of October 31, 2012, we had an accumulated deficit of $7,286,817 and a working capital deficit of $671,403.

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

Contractual Obligations

The Company has had consulting agreements with companies for various advisement services. Crystal Falls Investments, LLC has provided acquisition and related services under an agreement calling for payment of $10,000 per month for a 24 month period ended September 30, 2012.  As of October 31, 2012, a total of $20,000 has been accrued for the quarter under this agreement.

The Company entered into a consulting agreement with Lin-Han Equity Corp. to provide services and assistance in locating, identifying and assisting with due diligence in strategic acquisitions, as well as for the introduction of potential investor sources.  The consulting agreement was executed on May 1, 2011 and called for a fixed monthly fee of $15,000 commencing May 1, 2011 for a period of one year.  A total of $45,000 was charged as expenses related to this agreement for the three months ended October 31, 2011, and a total of $45,000 in fees owed was included in accounts payable.  Lin-Han Equity Corp. is not a shareholder or affiliate of the Company.  On December

1, 2011, a total of $30,000 in accrued payable amounts under this agreement was converted into a convertible promissory note due in two years.  The consulting agreement was terminated by mutual agreement in December 2011.

The Company also has entered into a consulting agreement with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support.  We maintain our corporate offices at the Florida offices of CFOs to Go under this arrangement. As of October 31, 2012, a total of $144,547 has been accrued as consulting fees under this agreement.

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

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended October 31, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any other litigation either as plaintiffs or defendants and we have no knowledge of any other threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2012, we issued 32,867,351 common shares resulting from conversions of outstanding notes resulting in total shares outstanding at October 31, 2012 of  209,619,640 shares.

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

Date: December 20, 2012

/s/ Hong-Shin Pan

Hong-Shin Pan

Chairman