Form 10-K/A
period 2012-07-31
Alternative Energy Partners, Inc.
filed 2013-02-11
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

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

Table of Contents

ALTERNATIVE ENERGY PARTNERS, INC.

FORM 10-K

i

ALTERNATIVE ENERGY PARTNERS, INC.

INTRODUCTION

This amended annual report on Form 10-K/A is filed to provide updated and corrected certifications as Exhibits 31.1, 31.2 and 32.1, and to clarify a reference to the terms of a proposed acquisition as disclosed in Footnote 6 to the accompanying financial statements.  There have been no changes to assets, liabilities, income or expenses as previously reported.

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

4.

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

ALTERNATIVE ENERGY PARTNERS, INC.

Dated: February 11, 2013	By:	/s/ Hong-Shin Pan
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: February 11, 2013	By:	/s/ John Burke
Principal Accounting Officer