Form 10-Q
period 2013-01-31
Alternative Energy Partners, Inc.
filed 2013-03-25
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: January 31, 2013

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

Yes  [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 25, 2013, there were 249,249,269 shares of our common stock outstanding.

0

Alternative Energy Partners, Inc. and Subsidiaries

(A Development Stage Company)

January 31, 2013

TABLE OF CONTENTS

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets – As of January 31, 2013 (Unaudited) and July 31, 2012 (Audited)	2

	Consolidated Statements of Operations for the three and six months ended January 31, 2013 and 2012, and for the period from April 28, 2008 (inception) to January 31, 2013 (Unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended January 31, 2013 and 2012, and for the period from April 28, 2008 (inception) to January 31, 2013 (Unaudited)	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures	23

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

Item 1. Financial Statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	January 31, 2013 (Unaudited)	July 31, 2012 (Audited)
Assets
Current Assets
Cash	$ 495	$ 199
Deferred loan costs, net of accumulated amortization of $25,812 and $22,612	-	3,938
Total Current Assets	495	4,137
Other Assets
Advances-related party	-	4,500
Related party receivable-HOTI	-	17,347
Goodwill	-	304,129
Total Other Assets	-	325,976
Total Assets	$ 495	$ 330,113
Liabilities & Stockholders' (Deficit)
Current Liabilities
Accounts payable	156,881	310,068
Payroll liabilities	7,322	7,322
Loans payable	12,500	12,500
Notes payable, net of debt discount of $30,957 and $26,991	283,374	189,789
Derivative liability	115,475	-
Accrued interest	16,610	14,259
Total Current Liabilities	592,162	533,938

Long-term Liabilities
Notes payable-long-term, net of debt discount of $0 and $10,450	176,301	17,050
Total Liabilities	768,463	550,988
Stockholder's (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized
209,619,640 and 176,752,289 shares issued and outstanding	209,619	176,752
Preferred stock, $0.001 par value, 5,000,000 shares authorized and outstanding	5,000	5,000
Additional paid in capital	6,756,041	6,722,691
Deficit accumulated during the development stage	(7,738,628)	(7,125,319)
Total (Deficit)	(767,968)	(220,875)
Total Liabilities and Stockholders' (Deficit)	$ 495	$ 330,113

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
	For the Three Months Ended January 31,		For the Six Months Ended January 31,		For the Period from April 28, 2008 (Inception) to January 31, 2013
	2013	2012	2013	2012
Revenues	$ 391	$ -	$ 2,268	$ -	$ 4,094
Cost of Sales	-	-	-	-	-
Gross Margin	391	-	2,268	-	4,094
General & Administrative
Consulting fees-related parties	50,100	30,000	115,100	60,000	4,069,831
Impairment loss	335,549	-	335,549	-	2,509,549
Administrative fees	-	-	-	-	130,000
Marketing	-	19,155	-	64,155	129,155
Professional fees	11,950	14,500	11,950	14,500	137,796
Salaries and wages	-	-	-	-	57,414
Rent	-	-	-	-	9,000
Other general and administrative	376	6,186	5,601	14,438	130,323
Gain on extinguishment of liabilities	-	-	-	-	(715)
Total Expenses	397,975	69,841	466,600	153,093	7,172,353
Net loss before other income (expense)	(397,584)	(69,841)	(466,600)	(153,093)	(7,168,259)
Interest expense	(31,294)	(105,374)	(97,067)	(151,053)	(533,307)
Gain/loss on derivatives	(22,937)	-	(51,514)	-	(37,062)
Net loss before income taxes	(451,815)	(175,215)	(613,311)	(304,146)	(7,738,628)
Income tax expense	-	-	-	-	-
Net Loss	$ (451,815)	$ (175,215)	$ (613,311)	$ (304,146)	$ (7,738,628)
Net loss per share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Weighted average number of shares outstanding during the period - basic and diluted	18,056,688	28,363,390	70,753,724	23,475,652

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
	For the Six Months Ended January 31, 2013	For the Six Months Ended January 31, 2012	For the Period from April 28, 2008 (Inception) to January31, 2013
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$ (613,311)	$ (304,146)	$ (7,738,628)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discounts and loan fees	38,098	156,420	560,021
Gain on extinguishment of debt	-	-	(715)
Impairment of operating assets	325,975	-	2,509,549
Stock issued for services	-	-	3,505,131
Services paid by shareholder	-	-	5,945
(Loss) on derivatives	51,515	-	37,061
Increase in deferred loan costs	-	-	(26,550)
Increase (decrease) in accounts payable	195,661	143,145	337,596
Increase (decrease) in accrued liabilities	-	-	7,322
Increase in accrued interest	37,32	4,533	28,478
Net Cash Used in Operating Activities	(1,672)	(48)	(774,790)
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related parties	-	-	17,347
Net Cash Provided by Investing Activities	-	-	17,347
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	18,250	-	408,000
Payments on convertible notes payable	(19,626)
Proceeds (to) from related party		-	235,488
Proceeds from issuance of stock	-	-	114,450
Net Cash Provided by Financing Activities	(1,376)	-	757,938
Net Increase (decrease) in Cash	296	(48)	495
Cash and cash equivalents, beginning of period	199	337	-
Cash and cash equivalents, end of period	$ 495	$ 289	$ 495
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ 1,690	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of SkyNet, Inc. for Stock	$ -	$ -	$ 2,100,000
Acquisition of Sunarias Corporation for Stock	$ -	$ -	$ 97,500
Acquisition of Shovan, Inc. for Stock	$ -	$ -	$ 1,875
Acquisition of Clarrix, Inc. for Stock	$ -	$ -	$ 301,254
Conversion of notes payable to stock	$ 8,200	$ 159,870	$ 331,220
Conversion of accrued interest to stock	$ -	$ -	$ 10,897
Accounts payable converted to notes payable	$ 348,848	$ 30,000	$ 452,047

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited Condensed Financial Statements of General Aircraft, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended November 30, 2012 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the three and six months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ended July 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 31, 2012 filed with the Commission on December 6, 2012.

The Company has adopted a January 31 year end.

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company has been involved in the alternative energy sector. The Company has acquired and is seeking to acquire additional emerging growth companies to meet growing demands worldwide in the alternative energy sector. The Company has had five subsidiaries, Sunarias Corporation (“Sunarias”) acquired during the fiscal year ended July 31, 2010; SkyNet Energy Systems, Inc., Shovon, LLC, acquired during the fiscal year ended July 31, 2011; Élan Energy Corp. (“Élan”), incorporated as a wholly-owned subsidiary on September 13, 2010; and Clarrix Energy, LLC., acquired during the fiscal year ended July 31, 2012. During the quarter ended January 31, 2013, the Company determined that all of the subsidiaries should be closed except for Clarrix Energy, LLC.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 2  Nature of Operations and Summary of Significant Accounting Policies (continued)

During the quarter ended January 31, 2013, the Company announced the acquisition of Safford Acquisition 1 Corp. , which was to be formed solely for the purpose of acquiring certain mineral rights to 160 acres of land in Safford, Arizona under an acquisition agreement dated October 22, 2012 with  Élan Energy & Water, Inc., a former control shareholder of the Company.  Under the terms of the acquisition agreement, Élan Energy was to form Safford Acquisition, acquire the mineral rights in question in Safford Acquisition 1, and then transfer the ownership of Safford Acquisition 1 to the Company, in exchange for shares of common stock of the Company, to be issued following a reverse split of the common stock and an amendment to the articles of incorporation to increase the number of authorized shares of common stock.  On March 7, 2013, the Board of Directors of the Company and its control shareholder approved the 1:100 reverse split of the common stock and the amendment to increase the shares authorized to 500 million shares. That action is expected to become effective 20 days after the mailing of an Information Statement to all shareholders of record on March 7, 2013, which mailing is anticipated to occur on or about March 19, 2013.  Due to confusion over the status of the transaction, the recently discovered fact that Safford Acquisition 1 Corp. has not been correctly formed, and the fact that the acquisition shares have not yet been issued, the Company has concluded that it would be more accurate to treat the acquisition as still pending until the reverse merger has become effective and the share consideration is ready to be issued for the acquisition.  The Company also has determined that it will acquire the mineral rights directly from the seller, and then will form a wholly-owned subsidiary to hold the mineral rights and to undertake the development of the lease interest.  Accordingly, the transaction is not included in the financial statements which are a part of this report

Clarrix Energy, LLC.

Clarrix Energy, LLC provides consultative and brokerage services to businesses of all sizes. The objective of these services is to decrease utility costs in as many ways as possible for every client. The company currently has agreements with energy suppliers in 10 states, and is in pursuit of additional supply partners.

Clarrix Energy was formed on January 23, 2012 by a management team composed of a diverse group of highly skilled executives with a broad base of skills medicine, finance, web development, and retail, with the assistance of Élan Energy & Water, Inc., On January 25, 2012, Élan and Clarrix entered into a agreement with the Company to transfer ownership of Clarrix to the Company, as a result of which Élan would become controlling shareholder of the Company.  That acquisition closed in May 2012, and Élan became the control shareholder of the Company, but has since been dissolved.  Clarrix commenced operations in May, 2012 with funds provided by the Company after the closing. Clarrix’ initial source of revenue is from commissions generated by saving businesses from 1 to 25% on their utility bills. Management will be diligently searching for products and services for clients, including solar, surge protection, lighting and more. The deregulation of energy by the federal government has created multiple opportunities in the energy sector. Multiple states allow businesses and consumers to select the supplier of their commodity (gas or electricity).  This, of course, is intended to give business the opportunity to save on their utility costs.

Clarrix will be focusing on a creative online strategy to attract and manage clients. Management is developing a sales force in all areas where their supply agreements allow. Management plans to implement technology and state-of-the-art web and social networking strategies to maximize lead generation and minimize advertising costs.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company has also entered into agreements to acquire mineral lease rights to 160 acres in Arizona, which will be developed as a gold and other metals operation after closing; ownership of a deposit of already mined black sand located in New Mexico, which has been independently valued at an estimated $540 million on site; and ownership of the assets of StarPoint USA, Inc. (“StarPoint”), a U.S. based vehicle distribution company that has a proven track record and that is not exclusive to any specific vehicle brand, which allows it to distribute a number of different brands / models in the U.S. market.  See, Other Information.

Principles of Consolidation

The accompanying consolidated financial statements include Alternative Energy Partners, Inc. and its wholly-owned subsidiary Clarrix Energy, LLC, described above. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents. At January 31, 2013 and July 31, 2012, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At January 31, 2013 and July 31, 2012, respectively, there were no balances that exceeded the federally insured limit.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Earnings per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (‘ASC”) Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008 (inception) to January 31, 2013, is equivalent since the Company has had continuing losses.

Share Based Payments

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”   Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

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

January 31, 2013

(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangible assets which are not yet being amortized are subject to annual impairment reviews.

Segment Information

During the six and nine months ended January 31, 2013 and 2012, the Company only operated in one segment; therefore, segment information has not been presented.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed. The Company recorded goodwill in conjunction with its acquisitions of Shovon, LLC in July 2010, Skynet Energy Systems in October 2010, and Clarrix Energy, LLC in May 2012. As required, the Company has performed its goodwill impairment test at least annually or more frequently if there is an indication of impairment. As a result, the Company has determined that the good will associated with the acquisitions of Shovon and SkyNet Energy is impaired, as the Company has not had the working capital needed to develop the companies and has decided to close both companies. In addition, although Clarrix Energy continues to operate and generate revenues, the lack of working capital has prevented Clarrix from expanding.  Consequently, the Company has determined to right off the goodwill associated with the acquisition of Clarrix, a total of $304,129 during the quarter ended January 31, 2013.

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

January 31, 2013

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

January 31, 2013

(Unaudited)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $613,311 for the six months ended January 31, 2013; and deficit accumulated during the development stage of $7,738,628 at January 31, 2013.

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

Note 4 Loans Payable to Affiliates

During the fiscal year end July 31, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of January 31, 2013.  The managing member of McDowell, L.L.C. is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. As of January 31, 2013, accrued interest payable was $2,675. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes and subsequently filed suit to collect on the two notes. A judgment has been entered in favor of McDowell, LLC.

Note 5 Lease Agreement – Related Party

The Company currently occupies office space in Merritt Island, Florida sub-leased from a consultant, Novation Services, Inc., which also provides financial, accounting, compliance and other support services to the Company under a consulting agreement.  The rent payable under the consulting agreement is not separately stated and is included in the monthly consulting fee payable for the services agreed.  The services include use of office equipment, software, servers, and office personnel of the consultant, as well as use of the consultant’s offices as the mailing address for the Company.  Novation Services, Inc. is a wholly-owned subsidiary of Novation Holdings, Inc., the majority shareholder of the Company.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 6 Acquisitions

On October 22, 2012, the Company entered into an Acquisition Agreement with its former majority shareholder, to acquire Safford Acquisition I, Corp., an Arizona corporation (“SAC”), in exchange for 100,000,000 shares of post-reverse split common stock. Although the transaction nominally closed in December 2012 and was announced at that time, the Company has subsequently learned that Safford Acquisition 1 Corp. was not successfully formed, and in any event the share consideration for the acquisition has not yet been issued, pending the completion of the reverse split and the increase in the number of authorized common shares. The Board of Directors and majority shareholder have approved a 1:100 reverse split of the common stock of the Company and an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock to 500 million, but the process is not expected to be completed until approximately the end of April, 2013. Accordingly, the Company has not included the acquisition in its financial statements, and will not do so until the transaction is fully closed and the share consideration is issued. The Company is currently negotiating a restructuring of the transaction so that it will instead acquire the mineral interest directly from the original owner, as an asset, and will then form an operating subsidiary to develop the mineral rights.

The Company has also entered into an agreement to a deposit of already mined black sand located in New Mexico, which has been independently valued at an estimated $540 million on site, based on an existing geological survey report. The deposit is in excess of 55,000 tons of materials which are crushed and milled to approximately 200 mesh in size, washed and ready for refining. AEGY intends to transport the deposit for refining and sale.  The acquisition is expected to close during the quarter ended April 30, 2013.

The Company also has entered into an agreement to acquire ownership of the assets of StarPoint USA, Inc., a U.S. based vehicle distribution company that has a proven track record and that is not exclusive to any specific vehicle brand, which allows it to distribute a number of different brands / models in the U.S. market.  As part of its ongoing business, StarPoint has been the exclusive distributor of Daewoo vehicles and Genuine Daewoo Parts to the U.S. market since 1998.  Today, StarPoint continues to provide both Warranty Administration and Genuine Daewoo Parts to approximately 80,000 remaining Daewoo owners in the US.

StarPoint has positioned itself to capitalize on the growing need for less dependence on foreign oil through environmentally friendly “green” vehicle alternatives for the U.S. market.  In June of 2012, the Company secured an exclusive vehicle distribution agreement with a U.S. based alternative fuel vehicle manufacturer for the entire U.S. market, including Puerto Rico, that will involve the distribution of CNG Bi-Fuel and all electric vehicles. The company is currently in discussions with several other vehicle manufacturers regarding the distribution of their alternative fuel models, as well, which will further broaden the scope of our AFV portfolio.

Note 7 Stockholders’ Equity (Deficit)

During the six months ended January 31, 2013, the Company converted $8,200 in notes into 32,867,351 shares of common stock.

As a result of these transactions, there were 209,619,640 common shares issued and outstanding and 5,000,000 preferred shares issued and outstanding at January 31, 2013.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 8 Notes Payable

The following details the significant terms and balances of convertible notes payable, net of debt discounts:

Short term liabilities:	January 31, 2013	July 31, 2012

Asher Enterprises, Inc.

On February 9, 2012, the Company issued a promissory note in the amount of $32,500 to Asher Enterprises for additional working capital.  The note was due November 9, 2012, but has been extended, and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the six lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. There have been 4 conversions on this note, totaling $8,200, through October, 2012, leaving a balance due of $24,300. As of January 31, 2013, a derivative liability associated with the note totaled $42,026.  The carrying amount of the debt discount was $2,031 and $0, respectively.

22,269	32,500

On March 8, 2012, the Company issued a promissory note in the amount of $32,500 to Asher Enterprises for additional working capital.  The note was due December 12, 2012, but has been extended, and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the six lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of January 31, 2013, a derivative liability associated with the note totaled $42,026.  The carrying amount of the debt discount was $9,010 and $0, respectively.

23,490	32,500

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 8 Notes Payable (continued)

January 31, 2013	July 31, 2012

On April 26, 2012, the Company issued a promissory note in the amount of $32,500 to Asher Enterprises for additional working capital.  The note is due January 30, 2013 and carries interest at 8 percent per annum, payable at maturity, but has been extended.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the six lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of January 31, 2013, a derivative liability associated with the note totaled $42,026.  The carrying amount of the debt discount was $19,915 and $0, respectively.

12,585	32,500

On November 14, 2012, the Company issued a promissory note in the amount of $18,250 to Asher Enterprises for additional working capital.  The note is due August 14, 2013 and carries interest at 8 percent per annum, payable at maturity, but has been extended.  The note is convertible into common stock of the Company after six months, at the election of the Holder, at 55 percent of the average of the six lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of January 31, 2013, no derivative liability associated with the note has been calculated.

18,250	--

Indian River Financial Services, LLC:

Prior to December 10, 2012, the Company had issued a total of six convertible promissory notes totaling $206,780 in principal amount, to Crystal Falls Investments, LLC, in return for conversion of accounts payable for services rendered by Crystal Falls under a consulting agreement, and for cash investments in the Company.  By an Assignment and Modification Agreement dated December 10, 2012, Crystal Falls assigned all of the notes to CF Consulting, LLC, in the amount of $39,030 in principal, and to Indian River Financial Services, LLC, in the principal amount of $167,750, in payment of unrelated debts owed to them by Crystal Falls.  As part of the assignment, the parties agreed to modify the conversion terms to a fixed conversion rate of $0.005 per share, the market price at the time of the re-statement of the notes.  Accordingly, no debt discount has been calculated for these notes.  In addition, the maturity date was extended to December 31, 2013.

167,750	--

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 8 Notes Payable (continued)

January 31, 2013	July 31, 2012

CF Consulting, LLC

In connection with the Assignment and Modification Agreement dated December 10, 2012, CF Consulting, LLC was issued a modified note in the principal amount of $30,030, in replacement of two of the convertible notes previously issued to Crystal Falls Investments, LLC. No debt discount was recorded on the replacement note.	39,030	--

Total short-term notes payable, net of debt discounts	$ 283,374	$ 206,839

Long-term notes:

By agreement dated December 31, 2012, Novation Holdings, Inc., the controlling parent of the Company, acquired a portion of the administration, financial and legal consulting business formerly operated by CFOs to Go, Inc., so that Novation could thereafter manage and control its own administrative, financial and legal consulting business, and provide similar services to other companies. As part of that agreement, to which the Company was not a party, Novation acquired all of the outstanding receivables of CFOs owed by certain of its clients, including the Company, which owed CFOs to Go a total of $164,546.50.  The payable amount was then converted to a promissory note in the same principal amount dated January 15, 2013, payable at 5 percent interest at maturity on December 31, 2104 and convertible at $0.005 per share, the market price at the time.  No debt discount was calculated on the issuance of the note. The previous consulting agreement with CFOs to Go, Inc. also was cancelled effective December 31, 2012.

164,547	--

On November 1, 2012, the Company consolidated an existing $30,000 promissory note payable to Lin-Han Century Corp. with several other obligations, and reissued a new note for $11,754, including interest accrued on the old note of $1,381, with no beneficial conversion features, The new note is due December 31, 2014.	11,754	30,000

Total long-term notes outstanding	176,301	30,000
Total notes outstanding, net of debt discounts	$ 459,675	$ 236,839

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

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 9 Derivative Liabilities (continued)

Embedded Derivative Liabilities in Convertible Notes

During the quarter ended January 31, 2013, the Company recognized new derivative liabilities of $126,851 as a result of convertible debt instruments having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $29,351, and was recorded as a loss on derivatives for the six months ended January 31, 2013.

As a result of conversion of notes payable described in Note 8, the Company reclassified $10,603 of derivative liabilities to equity and the change in fair value of derivatives was $773.

As of January 31, 2013, the fair value of the Company’s derivative liabilities was $115,475 and $22,937 was recognized as a loss on derivatives due to change in fair value of the liability during the six months ended January 31, 2013.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at July 31, 2012	$—
ASC 815-15 additions	126,851
Change in fair value	(773)
ASC 815-15 deletions	(10,603)
Balance at January 31, 2013	$115,475

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(22,937)
Derivative expense	(28,578)
Balance for six months ended January 31, 2013	$(51,515)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.25%
Expected volatility	100% - 400%
Expected life	9 months

Note 10 Subsequent Events

In accordance with ASC 855, management evaluated all activity of the Company through the date of filing, (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Our Business

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) was organized under the laws of the State of Florida on April 28, 2008. We formed our company for the purpose of establishing renewable fuel sources initially within the State of Florida. Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more. Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010.  During the year ended July 31, 2012, we continued our business development activities with the acquisition of Clarrix Energy, LLC.  Due to limited working capital, we have been unable to implement the planned activities or Shovon and Sunarias, and have decided to close those operations in order to concentrate our efforts and limited funds on Clarrix and the new acquisitions we have planned.

Current Business of the Company

We are a holding company engaged through our subsidiary, Clarrix Energy, LLC, in the business of energy production and management. Our business model of vertical integration recognizes that customers have unique energy needs, and by offering an array of energy services we believe we can best provide customized, efficient energy solutions that will appeal to our markets. We believe our intended products and services could represent an important alternative for customers looking to lower their overhead costs or improve public image through efficient energy usage.

Initially, our largest target market will be the commercial energy market. In order to reach that market, we will market to industries with an interest in lowering their energy costs or increasing energy efficiency. In order to attract commercial markets, we must begin by establishing and proving that our energy systems and services are efficient and offer lower cost to use than traditional utilities or systems.

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

Acquisitions

On October 22, 2012, the Company entered into an Acquisition Agreement with its former majority shareholder, to acquire Safford Acquisition I, Corp., an Arizona corporation (“SAC”), in exchange for 100,000,000 shares of post-reverse split common stock. Although the transaction nominally closed in Dec ember 2012 and was announced at that time, the Comp[an y has subsequently learned that Safford Acquisition 1 Corp. was not successfully formed, and in any event the share consideration for the acquisition has not yet been issued, pending the completion of the reverse split and the increase in the number of authorized common shares. The Board of Directors and majority shareholder have approved a 1:100 reverse split of the common stock of the Company and an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock to 500 million, but the process is not expected to be completed until approximately the end of April, 2013. Accordingly, the Company has not included the acquisition in its financial statements, and will not do so until the transaction is fully closed and the share consideration is issued. The Company is currently negotiating a restructuring of the transaction so that it will instead acquire the mineral interest directly from the original owner, as an asset, and will then form an operating subsidiary to develop the mineral rights.

The Company has also entered into an agreement to acquire a deposit of already mined black sand located in New Mexico, which has been independently valued at an estimated $540 million on site, based on an existing geological survey report. The deposit is in excess of 55,000 tons of materials which are crushed and milled to approximately 200 mesh in size, washed and ready for refining. AEGY intends to transport the deposit for refining and sale.  The acquisition is expected to close during the quarter ended April 30, 2013.

The Company also has entered into an agreement to acquire ownership of the assets of StarPoint USA, Inc., a U.S. based vehicle distribution company that has a proven track record and that is not exclusive to any specific vehicle brand, which allows it to distribute a number of different brands / models in the U.S. market.  As part of its ongoing business, StarPoint has been the exclusive distributor of Daewoo vehicles and Genuine Daewoo Parts to the U.S. market since 1998.  Today, StarPoint continues to provide both Warranty Administration and Genuine Daewoo Parts to approximately 80,000 remaining Daewoo owners in the US.

StarPoint has positioned itself to capitalize on the growing need for less dependence on foreign oil through environmentally friendly “green” vehicle alternatives for the U.S. market.  In June of 2012, the Company secured an exclusive vehicle distribution agreement with a U.S. based alternative fuel vehicle manufacturer for the entire U.S. market, including Puerto Rico, that will involve the distribution of CNG Bi-Fuel and all electric vehicles. The company is currently in discussions with several other vehicle manufacturers regarding the distribution of their alternative fuel models, as well, which will further broaden the scope of our AFV portfolio.

Results of Operations for the Six Months Ended January 31, 2013 and 2011.

For the six months ended January 31, 2013 and 2012, the Company had revenues of $1,870 and $0 respectfully.  Since inception, the Company has earned $4,094 in revenues and has incurred cumulative net losses of $7,738,628.  For the six months ended January 31, 2013 and 2012, the Company had net losses of $613,311 and $304,146, respectively.  Our activities have been attributed primarily to start up and business development.

For the six months ended January 31, 2013 and 2012, we incurred operating expenses of $466,600 and $153,093, respectively.  The increases relate primarily to consulting fees and an impairment loss due to the write-off of goodwill.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the six months ended January 31, 2013 and 2012 and since April 28, 2008 (date of inception) through January 31, 2013, the Company has had net losses of $451,814, $613,311 and $7,738,628, respectively. As of January 31, 2013, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of January 31, 2013, we had an accumulated deficit of $7,738,628 and a working capital deficit of $591,667.

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

Contractual Obligations

The Company has had consulting agreements with companies for various advisement services. Crystal Falls Investments, LLC provided acquisition and related services under an agreement calling for payment of $10,000 per month for a 24 month period ended September 30, 2012.  Prior to December 10, 2012, the Company had issued a total of six convertible promissory notes totaling $206,780 in principal amount, to Crystal Falls Investments, LLC, in return for conversion of accounts payable for services rendered by Crystal Falls under a consulting agreement, and for cash investments in the Company.  By an Assignment and Modification Agreement dated December 10, 2012, Crystal Falls assigned all of the notes to CF Consulting, LLC, an unrelated party, in the amount of $39,030 in principal, and to Indian River Financial Services, LLC, also an unrelated party, in the principal amount of $167,750, in payment of unrelated debts owed to them by Crystal Falls.  As part of the assignment, the parties agreed to modify the conversion terms to a fixed conversion rate of $0.005 per share, the market price at the time of the re-statement of the notes.  Accordingly, no debt discount has been calculated for these notes.  In addition, the maturity date was extended to December 31, 2013.

The Company entered into a consulting agreement with Lin-Han Equity Corp. to provide services and assistance in locating, identifying and assisting with due diligence in strategic acquisitions, as well as for the introduction of potential investor sources.  The consulting agreement was executed on May 1, 2011 and called for a fixed monthly fee of $15,000 commencing May 1, 2011 for a period of one year.  A total of $45,000 was charged as expenses related to this agreement for the six months ended October 31, 2011, and a total of $45,000 in fees owed was included in accounts payable.  Lin-Han Equity Corp. is not a shareholder or affiliate of the Company.  On December 1, 2011, a total of $30,000 in accrued payable amounts under this agreement was converted into a convertible promissory note due in two years.  The consulting agreement was terminated by mutual agreement in December 2011. On November 1, 2012, the Company consolidated the existing $30,000 promissory note payable to Lin-Han Century Corp. with several other obligations, and reissued a new note for $11,755 including interest accrued on the old note of $1,381, with no beneficial conversion features,  The new note is due December 31, 2014.

We also entered into a consulting agreement effective August 1, 2010 with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provided contract principal accounting officer and corporate counsel services to the Company under its agreement and also provided telephone, office address, access to software and servers owned by CFOs to Go, and related office support.  We maintained our corporate offices at the Florida offices of CFOs to Go under this arrangement. As of December 10, 2012, a total of $164,547 had accrued as consulting fees under this agreement. By agreement dated December 31, 2012, Novation Holdings, Inc., the controlling parent of the Company, acquired a portion of the administration, financial and legal consulting business formerly operated by CFOs to Go, Inc., so that Novation could thereafter manage and control its own administrative, financial and legal consulting business, and provide similar services to other companies. As part of that agreement, to which the Company was not a party, Novation acquired all of the outstanding receivables of CFOs owed by certain of its clients, including the Company, which owed CFOs to Go a total of $164,547.  The payable amount was then converted to a promissory note in the same principal amount dated January 15, 2013, payable at 5 percent interest at maturity on December 31, 2104 and convertible at $0.005 per share, the market price at the time.  No debt discount was calculated on the issuance of the note. The previous consulting agreement with CFOs to Go, Inc. also was cancelled effective December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended January 31, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any other litigation either as plaintiffs or defendants and we have no knowledge of any other threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2013, we issued 32,867,351 common shares resulting from conversions of outstanding notes resulting in total shares outstanding at January 31, 2013 of  209,619,640 shares.

Item 3. Defaults Upon Senior Securities

There were no defaults on any debt or senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the quarter ended January 31, 2013..

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

Date: March 25 2013

/s/ Michael Gelmon

Michael Gelmon

Chairman