Form 10-Q/A
period 2013-01-31
Alternative Energy Partners, Inc.
filed 2013-03-26
CIK 1446896

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

Yes  [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 26, 2013, there were 249,249,269 shares of our common stock outstanding.

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

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A/A contains forward looking statements that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” All statements other than statements of historical fact contained in this Form 10-Q/A/A, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q/A, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q/A, and in particular, the risks discussed below and those discussed in other documents we file with the United States Securities and Exchange Commission that are incorporated into this Quarterly Report on Form 10-Q/A by reference. The following discussion should be read in conjunction with our annual report on Form 10-K and our quarterly reports on Form 10-Q/A incorporated into this Quarterly Report on Form 10-Q/A by reference, and the consolidated financial statements and notes thereto included in our annual and quarterly reports. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q/A may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q/A. Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q/A to conform our statements to actual results or changed expectations.

In this Quarterly Report on Form 10-Q/A, references to “we,” “our,” “us,” “Alternative Energy Partners, Inc., “AEGY”, “The Company” or the “Company” refer to Alternative Energy Partners, Inc., a Florida corporation.

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

The accompanying footnotes are an integral part of these consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
	For the Six Months Ended January 31, 2013	For the Six Months Ended January 31, 2012	For the Period from April 28, 2008 (Inception) to January31, 2013
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$ (613,311)	$ (304,146)	$ (7,738,628)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discounts and loan fees	38,098	156,420	496,393
Gain on extinguishment of debt	-	-	(715)
Impairment of operating assets	325,975	-	2,499,975
Stock issued for services	-	-	3,505,131
Services paid by shareholder	-	-	5,945
(Loss) on derivatives	51,515	-	37,061
Increase in deferred loan costs	-	-	(26,550)
Increase (decrease) in accounts payable	195,661	143,145	686,444
Increase (decrease) in accrued liabilities	-	-	7,322
Increase in accrued interest	37,32	4,533	28,888
Net Cash Used in Operating Activities	1,672	(48)	(498,732)
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related parties	-	-	(4,500)
Net Cash Provided by Investing Activities	-	-	(4,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	18,250	-	426,250
Payments on convertible notes payable	(19,626)	-	(19,626)
Proceeds (to) from related party	-	-	(17,347)
Proceeds from issuance of stock	-	-	114,450
Net Cash Provided by Financing Activities	(1,376)	-	503,727
Net Increase (decrease) in Cash	296	(48)	495
Cash and cash equivalents, beginning of period	199	337	-
Cash and cash equivalents, end of period	$ 495	$ 289	$ 495
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ 1,690	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Acquisition of SkyNet, Inc. for Stock	$ -	$ -	$ 2,100,000
Acquisition of Sunarias Corporation for Stock	$ -	$ -	$ 97,500
Acquisition of Shovan, Inc. for Stock	$ -	$ -	$ 1,875
Acquisition of Clarrix, Inc. for Stock	$ -	$ -	$ 301,254
Conversion of notes payable to stock	$ 8,200	$ 159,870	$ 331,220
Conversion of accrued interest to stock	$ -	$ -	$ 10,897
Accounts payable converted to notes payable	$ 348,848	$ 30,000	$ 452,047

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

Date: March 26 2013

/s/ Michael Gelmon

Michael Gelmon

Chairman