Form 10-Q
period 2013-04-30
Alternative Energy Partners, Inc.
filed 2013-06-13
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: April 30, 2013

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from:  _______ to _______

Commission file number: 333-154894

ALTERNATIVE ENERGY PARTNERS, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	26-2862564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

301 Yamato Road

Boca Raton, FL 33431

(Address of principal executive offices)

1365 N. Courtenay Parkway, Suite A

Merritt Island, FL 32953

(Former address, if changed since last filing)

(561)-244-2532

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 13, 2013, there were 523,137,304 shares of our common stock outstanding.

Alternative Energy Partners, Inc. and Subsidiaries

(A Development Stage Company)

April 30, 2013

TABLE OF CONTENTS

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets – As of April 30, 2013 (Unaudited) and July 31, 2012	2

	Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2013 and 2012, and for the period from April 28, 2008 (inception) to April 30, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2013 and 2012, and for the period from April 28, 2008 (inception) to April 30, 2013 (Unaudited)	4

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	20

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

Item 1. Financial Statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	April 30, 2013	July 31, 2012
Assets	(Unaudited)
Current Assets
Cash	$ 1,443	$ 199
Deferred loan costs,	-	3,938
Deposits	5,000	-
Total Current Assets	6,443	4,137
Other Assets
Advances-related party	-	4,500
Note receivable – related party	-	17,347
Goodwill	-	304,129
Total Other Assets	-	325,976
Total Assets	$ 6,443	$ 330,113
Liabilities & Stockholders' (Deficit)
Current Liabilities
Accounts payable	220,609	317,390
Accrued liabilities – related party	9,990	-
Accrued interest	24,306	14,259
Judgment payable	12,500	12,500
Convertible notes payable, net of discount of $35,194 and $37,440	106,481	206,839
Convertible notes payable, net of debt discount of $25,833 and $0, related party	167,780	-
Derivative liability	94,717	-
Total Current Liabilities	636,383	550,988

Long-term Liabilities
Convertible note payable, net of discount of $140,383 and $0 – related party	24,164	-
Note payable	11,754	-
Total Liabilities	35,918	550,988

Stockholder's (Deficit)
Series “A” preferred, $0.001 par value, 5,000,000 shares authorized
5,000,000 shares issued and outstanding
as of April 30, 2013 and July 31, 2012, respectively	5,000	5,000
Common stock; $0.001 par value; 2,500,000,000 shares authorized;
244,957,602 and 176,752,289 shares issued and outstanding
as of April 30, 2013 and July 31, 2012, respectively	244,956	176,752
Additional paid in capital	6,873,520	6,722,691
Deficit accumulated during the development stage	(7,789,334)	(7,125,319)
Total stockholders’ (deficit)	(665,858)	(220,875)
Total Liabilities and Stockholders' (Deficit)	$ 6,443	$ 330,113

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended		For the Nine Months Ended		April 28, 2008 (Inception) to April 30, 2013
	April 30,		April 30,
	2013	2012	2013	2012
Revenues	$ 1,112	$ -	$ 3,380	$ -	$ 5,604

General & Administrative
Consulting fees-related parties	45,000	30,000	160,100	90,000	4,114,831
Impairment loss	-	-	304,129	-	2,478,129
Promotional and marketing	-	-	-	64,155	129,155
Professional fees	2,500	15,000	14,450	29,500	140,296
Salaries and wages	-	-	-	-	57,414
General and administrative	9,194	7,938	52,698	23,132	318,022
Total Operating Expenses	56,694	52,938	531,377	206,787	7,237,847

Net Operating Loss	(55,582)	(52,938)	(527,997)	(206,787)	(7,232,243)

Other Income (Expense)
Interest and finance expense	(78,055)	(31,405)	(222,414)	(179,247)	(658,654)
Gain (loss) on debt settlement	21,980	-	21,980	-	22,695
Gain (loss) on settlement of derivatives	(18,800)	-	(41,318)	-	(26,865)
Gain (loss) on change in fair value	79,752	-	105,733	-	105,733
Total Other Income (Expense)	4,877	(31,405)	(136,019)	(179,247)	(557,091)

Net loss before income taxes	(50,705)	(84,343)	(664,016)	(386,034)	(7,789,334)

Income tax expense	-	-	-	-	-

Net Loss	$ (50,705)	$ (84,343)	$ (664,016)	$ (386,034)	$ (7,789,334)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	264,101,797	54,521,527	221,459,193	80,603,239

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended		April 28, 2008
	April 30,		(Inception) to
	2013	2012	April 30, 2013
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$(664,016)	$(386,034)	$ (7,789,334)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discounts and financing fees	71,760	184,725	530,055
Impairment of long-lived assets	304,129	-	2,478,129
Shares issued for services	-	-	3,505,131
(Gain) on settlement of liabilities	(21,981)	-	(22,696)
(Gain) loss on change in fair value of derivatives	(105,733)	-	(105,733)
(Gain) loss on settlement of derivatives	41,318	-	26,865
Non-cash expenses – related party	-	-	5,945
(Increase) decrease in operating assets
Deposits	(5,000)	-	-
Other current assets	2,221	-	-
Increase (decrease) in accrued liabilities
Accounts payable and accrued expenses	174,486	116,346	707,677
Accrued liabilities – related party	9,990	-	9,990
Accrued interest	16,688	7,126	41,844
Derivative liability	159,132	-	94,717
Net Cash Used in Operating Activities	(17,006)	(77,837)	(517,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related parties	-	(15,000)	(34,721)
Payments received on notes receivable – related	-	-	12,874
Net Cash Provided by Investing Activities	-	(15,000)	(21,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	18,250	92,500	426,250
Proceeds from issuance of stock	-	-	114,450
Net Cash Provided by Financing Activities	18,250	92,500	540,700

Net Increase (decrease) in Cash	1,244	(337)	1,443
Cash and cash equivalents, beginning of period	199	337	-
Cash and cash equivalents, end of period	$ 1,443	$ -	$ 1,443
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Stock issued in connection with acquisitions	$ -	$ -	$ 2,500,629
Conversion of notes payable to stock	$ 34,567	$ 196,542	$ 365,787
Conversion of accrued interest to stock	$ -	$ -	$ 10,897
Accounts payable converted to notes payable	$ 274,547	$ 30,000	$ 454,547

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Alternative Energy Partners, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended April 30, 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the three and nine months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ended July 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 31, 2012 filed with the Commission on December 6, 2012.

The Company has adopted a July 31 year end.

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company has been involved in the alternative energy sector. The Company has acquired and is seeking to acquire additional emerging growth companies to meet growing demands worldwide in the alternative energy sector. The Company has had five subsidiaries, Sunarias Corporation (“Sunarias”) acquired during the fiscal year ended July 31, 2010; SkyNet Energy Systems, Inc., Shovon, LLC, acquired during the fiscal year ended July 31, 2011; Élan Energy Corp. (“Élan”), incorporated as a wholly-owned subsidiary on September 13, 2010; and Clarrix Energy, LLC., acquired during the fiscal year ended July 31, 2012. During the quarter ended April 30, 2013, the Company determined that all of the subsidiaries should be closed except for Clarrix Energy, LLC.

During the quarter ended January 31, 2013, the Company announced the acquisition of Safford Acquisition 1 Corp., which was to be formed solely for the purpose of acquiring certain mineral rights to 160 acres of land in Safford, Arizona under an acquisition agreement dated October 22, 2012 with Élan Energy & Water, Inc., a former control shareholder of the Company. Subsequently, the Company has rescinded its acquisition agreement due to issues arising during due diligence. In connection with and as contemplated by the agreement, the Company agreed to a 100:1 reverse stock split and an amendment to its articles of incorporation for the purpose of increasing the authorized capital of the Company. As a result of the rescission, the Company has abandoned the reverse split and has amended its Articles of Incorporation to increase the authorized common shares to 2,500,000,000.

The Company previously entered into an agreement to acquire ownership of the operating assets of StarPoint USA, Inc. (“StarPoint”), a U.S. based, vehicle distribution company with a proven track record and that is not exclusive to any specific vehicle brand, which allows it to distribute a number of different automobile and truck brands and models in the U.S. market.  That acquisition did not close and, due to the change in the business model and direction of the Company announced in May, 2013, the Board determined not to pursue the acquisition. (See Note 10)

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 2  Nature of Operations and Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include Alternative Energy Partners, Inc. and its wholly-owned subsidiary Clarrix Energy, LLC, All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents. At April 30, 2013 and July 31, 2012, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At April 30, 2013 and July 31, 2012, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of April 30, 2013 that have been excluded from the computation of diluted net loss per share amounted to 1,531,959,556 shares which include $521,076  of debt and accrued interest convertible into shares of the Company’s common stock.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2013

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

The Company accounts for stock-based payments to non-employees in accordance with Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

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

These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with ASC 718 and 505, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  As of April 30, 2012, the Company determined that the carry amount of its goodwill exceeded it future value and recorded impairment in the amount of $304,129.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2013

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

•

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

•

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

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 2 Nature of Operations and Summary of Significant Accounting Policies (continued)

Convertible Debentures

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense or equity (if the debt is due to a related party), over the life of the debt using the effective interest method.

Recent Accounting Pronouncements

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections" ("ASU 2012-03"), which provides amendments to certain paragraphs pursuant to SEC Staff Accounting Bulletin No. 114, technical amendments to SEC Release No. 33-9250 and corrections related to FASB ASU 2010-22.  ASU 2012-03 is effective for the Company for annual and interim periods ending October 31, 2012.

In January 2013, the FASB issued ASU 2013-01, " Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"), the amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The Company has adopted the amendments for its fiscal year beginning after January 1, 2013, and interim periods within those annual periods. The Company does not believe the adoption of ASU 2013-01 will have a material impact on its consolidated financial statements.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $664,016 for the nine months ended April 30, 2013; and an accumulated deficit during the development stage of $7,789,334 at April 30, 2013.

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

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 4 Related Party Transactions

Financing transactions:

During fiscal year ended July 31, 2010, the Company issued two promissory notes to a related party, McDowell, LLC, managed by a former officer and director of the Company, totaling $12,500.  Each note bears interest at a rate of 8% per annum and due on demand. On December 3, 2010, the Company received written demand for payment of the notes and upon failure to fulfill the demand, subsequently filed suit for collection of all amounts owed resulting in a judgment being entered in favor of the holder. As of April 30, 2013 and July 31, 2012, the principal balance together with accrued interest totaled $15,675 and $14,661, respectively.

On December 31, 2012, the Company issued a convertible promissory note representing accrued liabilities in the amount of $164,547 to a former consultant to the Company for services rendered. The Company’s former controlling shareholder, Novation Holdings, Inc. (“Novation”) subsequently acquired the note as part of an unrelated transaction. The convertible note bears interest at a rate of 5% per annum, matures on December 31, 2014 and is convertible at a rate of $0.0005 per share. Subsequent to April 30, 2013, Novation transferred the note to an unrelated third party. As of April 30, 2013 and July 31, 2012, the principal balance together with accrued interest totaled $166,978 and $0, respectively.

Consulting agreements:

In August, 2010, the Company entered into a consulting agreement with CFOs to Go, Inc., an unrelated party, for financial, accounting, compliance and other support services at a monthly fee of $10,000. Additionally, pursuant to the terms of the agreement, the Company was afforded use of office equipment, software, servers, and office personnel of the consultant, as well as use of the consultant’s offices as its mailing address. That agreement was terminated by the parties effective December 31, 2012. On January 1, 2013, the Company entered into a Consulting Agreement with Novation Services, Inc., for financial, accounting, compliance and other support services. Additionally, pursuant to the terms of the agreement, the Company was afforded use of office equipment, software, servers, and office personnel of the consultant, as well as use of the consultant’s offices as its mailing address. Novation Services, Inc. is a wholly-owned subsidiary of Novation, the Company’s former majority shareholder through May 5, 2013, when Novation sold its voting interest to iEquity Corp. and the Company relocated its principal offices to Boca Raton, Florida. The Company recorded consulting expenses totaling $10,000 per month, or a total of $90,000 in each of the nine month periods ended April 30, 2013 and 2012, respectively, in connection with these two consulting agreements.

Note 5 Notes Payable

Notes payable and convertible notes payable consisted of the following as of:

	April 30,	July 31,
	2013	2012
Asher Enterprises, Inc. (1)
Convertible promissory note dated February 7, 2012, bearing interest at a rate of 8%
per annum, maturing May 9, 2013, convertible at a 55% discount to the average of
the three lowest ten-day trading prices at date of conversion.	$16,800	$32,500
Convertible promissory note dated March 8, 2012, bearing interest at a rate of 8% per annum, maturing September 12, 2013 convertible at a 55% discount to the average of
the three lowest ten-day trading prices at date of conversion.	48,750	32,500
Convertible promissory note dated April 26, 2012, bearing interest at a rate of 8% per annum, maturing October 26, 2013 convertible at a 55% discount to the average of
the three lowest ten-day trading prices at date of conversion.	48,750	32,500
Convertible promissory note dated November 14, 2012, bearing interest at a rate of
8% per annum, maturing August 14, 2013 convertible at a 55% discount to the
average of the three lowest ten-day trading prices at date of conversion.	27,375	-
Principal balance due Asher Enterprises, Inc.	141,675	97,500

                                                                                               10

Alternative Energy Partners, Inc.

 (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 5 Notes Payable (continued)

April 30,	July 31,
2013	2012

Less: Discount related to beneficial conversion features	(35,194)	-
Total balance due net of discounts	$106,480	$97,500

Notes payable and other liabilities, related and other parties:(2)

Indian River Financial Services, LLC(3)
Convertible promissory note dated January 22, 2013, bearing interest at a rate of 8%
per annum, maturing January 31, 2014 and convertible at a rate of $0.0005 per share.	$161,250	$-

CF Consulting, LLC
Convertible promissory note dated December 10, 2012, bearing interest at a rate of
8% per annum, maturing December 31, 2013 and convertible at a rate of $0.0005 per share.	32,363	-

Novation Holdings, Inc. – related party(4)
Convertible promissory note dated December 31, 2012, bearing interest at a rate of 5% per
annum, maturing December 31, 2014 and convertible at a rate of $0.0005 per share.	164,547	-

McDowell, LLC – former related party
Judgment payable dated July 2010, bearing interest at a rate of 8% per annum
and currently in default	12,500	12,500
Principal balance due to related and other parties:	370,660	12,500
Less: Discount related to beneficial conversion features	(166,216)	-
Total balance due net of discounts	$204,444	$12,500

Other notes payable	-	113,500
Lin-Han Century Corp.
Note payable bearing interest at a rate of 5% per annum and maturing
December 31, 2014	11,754	30,000
Principal balance due on notes payable	-	143,500
Less: Discount related to beneficial conversion features	-	34,161
Total balance due net of discounts	$11,754	$109,339

Total balance due net of discounts on convertible debt	322,679	219,339
Less long term debt	(35,918)	-
Total short term debt	$286,761	$219,339

(1)

During the nine months ended April 30, 2013, Asher Enterprises Inc. converted a total of $21,400 of principal into 81,871,980 shares of common stock.  Although the first Asher Enterprises note matured May 9, 2013 and is now in default, Asher continues to convert the principal and accrued interest

(2)

During the nine months ended April 30, 2013, related and other parties converted a total of $13,167 of principal into 26,333,333 shares of common stock.

(3)

In May 2013, the note was sold to an unrelated party

(4)

In May 2013, Novation sold its controlling interest in the Company and is no longer an affiliate or related party.  Novation also transferred the note to an unrelated party as consideration for an acquisition, and no longer has any interest in the note.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 6 Derivative Liabilities

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

Embedded Derivative Liabilities in Convertible Notes

During the quarter ended April 30, 2013, the Company recognized new derivative liabilities of $90,143 as a result of convertible debt instruments having embedded conversion options.

As a result of conversion of notes payable described in Note 8, the Company recognized a loss of $18,800 on the settlement of derivatives liabilities and a gain on the change in fair value of $79,818.

As of April 30, 2013 and July 31, 2012, the fair value of the Company’s derivative liabilities totaled $94,717 and $0.

Note 7 Acquisitions

On October 22, 2012, the Company entered into an Acquisition Agreement with its former majority shareholder, to acquire Safford Acquisition I, Corp., an Arizona corporation (“SAC”), in exchange for 100,000,000 shares of post-reverse split common stock. Although the transaction nominally closed in December 2012 and was announced at that time, the Company subsequently learned that Safford Acquisition 1 Corp. was not successfully formed, and in any event the share consideration for the acquisition has not yet been issued, pending the completion of the reverse split and the increase in the number of authorized common shares. The Board of Directors and majority shareholder approved a 1:100 reverse split of the common stock of the Company and an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock to 600 million.

Due to confusion over the status of the transaction, the recently discovered fact that Safford Acquisition 1 Corp. had not been correctly formed, and the fact that the acquisition shares have not yet been issued, and the reverse split of the common stock has been delayed indefinitely by the Financial Industry Regulatory Association (FINRA) until a chill on the electronic trading of the shares imposed by the Depository Trust Company (DTC) has been lifted, the Board of Directors has concluded that the acquisition should not be completed.

The Company also entered into an agreement to acquire ownership of the operating assets of StarPoint USA, Inc. (“StarPoint”), a U.S. based vehicle distribution company that has a proven track record and that is not exclusive to any specific vehicle brand, which allows it to distribute a number of different automobile and truck brands and models in the U.S. market.  That acquisition did not close and, due to the change in the business model and direction of the Company announced in May, 2013, the Board determined not to pursue the acquisition.

Note 8 Stockholders’ Equity (Deficit)

During the three months ended April 30, 2013, the Company converted $34,567 in notes into 108,205,313 shares of common stock.

In April 2013, Élan Energy and Water retired 40,000,000 common shares and will be reissued these shares when the next amendment is completed.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 9 Subsequent Events

In May, 2013, the Company agreed to acquire the PharmaJanesTM marketing operation from iEquity Corp. and will be changing its business model to focus purely in the medical marijuana marketing space.  AEGY will be changing its name to PharmaJanes, Inc and will no longer move forward with the previously announced 1:100 reverse split.

PharmaJanes™ is currently developing a web and phone application that allows individuals to place orders for medical marijuana through a website and smart phone application anywhere such a transaction is legal in the United States.  The purpose of PharmaJanes™ is to give patients a simple ordering platform, while allowing local collectives to service the orders in compliance with state and local laws and ordinances.  PharmaJanesTM will act solely as an expediter and processor of the orders, and the fulfillment function will be done entirely within the particular state of residence of the purchaser, by licensed collectives or other licensed medical marijuana providers in that state

PharmaJanes™ currently has over $5M in annual marketing contracts in place for this service and will be the exclusive point-of sale for the collectives under contract.  The Company also has signed an agreement with SK3 Group, Inc.  to become the exclusive on-line and smart phone ordering platform for Collectives managed through the SK3 Group system.  Members of the Collectives managed by SK3 Group will soon be able to order their medical cannabis needs through PharmaJanesTM.

The Company has signed a definitive agreement in May 2013 to acquire the Simple PrepayTM merchant payment solution from iEquity Corp.  The Simple PrepayTM system was developed to offer dispensaries, collectives, and delivery services of medical cannabis a convenient payment solution. Medical marijuana patients will be able to upload funds onto their Simple PrepayTM account via a smart phone application or via a website, allowing them to purchase their medical cannabis needs with privacy and simplicity.

Combined with the PharmaJanes™ on-line and smart phone ordering platform, medical marijuana patients will be able to order, process and pay for their authorized needs, in a simple, safe and secure ordering and payment interface. Local licensed collectives or other licensed medical marijuana providers in the home state of the end user, will then fulfill the orders provided through this new system, in full compliance with state and local laws and ordinances.  The Company itself will act solely as a background ordering and payment service, and will not be cultivating, shipping, delivering, or otherwise handling the medical mariju8ana, all of which will be handled directly by collectives or other providers licensed and authorized in the state in which the delivery is both authorized and completed

PharmaJanesTM will act solely as an expediter and processor of the authorized orders, and Simple PrepayTM will provide the secure payment platform, while the actual fulfillment function will be done entirely within the particular state of residence of the purchaser, by a locally licensed and regulated independent medical marijuana provider.

In accordance with ASC 855, management evaluated all activity of the Company through the date of filing, (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Subsequent to the quarter ending April 30, 2013, the Company converted notes payable principal of $72,285 into 278,179,702 common shares. As of June 14, 2013, there were 523,137,304 shares of our common stock outstanding.

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

Our Business

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) was organized under the laws of the State of Florida on April 28, 2008. We formed our company for the purpose of establishing renewable fuel sources initially within the State of Florida. Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more. Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010.  During the year ended July 31, 2012 and to date, we continued our business development activities with the acquisition of Clarrix Energy, LLC.  Due to limited working capital, we have been unable to implement the planned activities or Shovon and Sunarias, and have decided to close those operations in order to concentrate our efforts and limited funds on Clarrix and the new acquisitions we have planned.

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

In May, 2013, the Company agreed to acquire the PharmaJanesTM marketing operation from iEquity Corp. and will be changing its business model to focus purely in the medical marijuana marketing space.  AEGY will be changing its name to PharmaJanes, Inc and will no longer move forward with the previously announced 1:100 reverse split.

PharmaJanes™ is currently developing a web and phone application that allows individuals to place orders for medical marijuana through a website and smart phone application anywhere such a transaction is legal in the United

States.  The purpose of PharmaJanes™ is to give patients a simple ordering platform, while allowing local collectives to service the orders in compliance with state and local laws and ordinances.  PharmaJanesTM will act solely as an expediter and processor of the orders, and the fulfillment function will be done entirely within the particular state of residence of the purchaser, by licensed collectives or other licensed medical marijuana providers in that state

PharmaJanes™ currently has over $5M in annual marketing contracts in place for this service and will be the exclusive point-of sale for the collectives under contract.  The Company also has signed an agreement with SK3 Group, Inc.  to become the exclusive on-line and smart phone ordering platform for Collectives managed through the SK3 Group system.  Members of the Collectives managed by SK3 Group will soon be able to order their medical cannabis needs through PharmaJanesTM.

The Company has signed a definitive agreement in May 2013 to acquire the Simple PrepayTM merchant payment solution from iEquity Corp.  The Simple PrepayTM system was developed to offer dispensaries, collectives, and delivery services of medical cannabis a convenient payment solution. Medical marijuana patients will be able to upload funds onto their Simple PrepayTM account via a smart phone application or via a website, allowing them to purchase their medical cannabis needs with privacy and simplicity.

Combined with the PharmaJanes™ on-line and smart phone ordering platform, medical marijuana patients will be able to order, process and pay for their authorized needs, in a simple, safe and secure ordering and payment interface. Local licensed collectives or other licensed medical marijuana providers in the home state of the end user, will then fulfill the orders provided through this new system, in full compliance with state and local laws and ordinances.  The Company itself will act solely as a background ordering and payment service, and will not be cultivating, shipping, delivering, or otherwise handling the medical mariju8ana, all of which will be handled directly by collectives or other providers licensed and authorized in the state in which the delivery is both authorized and completed

PharmaJanesTM will act solely as an expediter and processor of the authorized orders, and Simple PrepayTM will provide the secure payment platform, while the actual fulfillment function will be done entirely within the particular

CLARRIX ENERGY, LLC

The company focuses on a creative online strategy to attract and manage clients. Management is developing a sales force in all areas their supply agreements allow. Management plans to technology and state-of-the-art web and social networking strategies to maximize lead generation and minimize advertising costs. The Company acquired Clarrix Energy, LLC from its sole member, Élan Energy & Water, Inc., for a total of forty million (40,000,000) common shares and 5,000,000 Series A Convertible Preferred Shares of the Company.  The acquisition closed on May 30, 2012.  The Series A Convertible Preferred Stock is a voting stock which votes on a par with the common shares except that the Series A Preferred always has a vote equal to 51 percent of the total votes eligible to vote on any matter, and is convertible at the election of the holder into 51%  of the resulting common shares outstanding at the time of the election to convert. Élan Energy subsequently conveyed the preferred stock to its shareholders and liquidated.

Clarrix Energy, LLC provides consultative and brokerage services to business of all sizes. The objective of these services is to decrease utility costs in as many ways as possible for every client. The company currently has agreements with energy suppliers in several states, and is in pursuit of additional supply partners.  Clarrix Energy was founded in 2011 by a management team composed of a diverse group of highly skilled executives with broad base of skills medicine, finance, web development, and retail.  The company’s initial source of revenue is from commissions generated by saving businesses from 1 to 25% on their utility bills. Management will be diligently searching for products and services for clients, including solar, surge protection, lighting and more.

The deregulation of energy by the federal government has created multiple opportunities in the energy sector. Multiple states allow businesses and consumers to select the supplier of their commodity (gas or electricity).  This, of course, is intended to give business the opportunity to save on their utility costs.

Employees

Mario Barrera currently is our Chairman, President and CEO and sole officer.  He is not an employee of the company and is not paid as an employee.  Our former sole officer and director, Michael Gelmon, resigned in May, 2013 when Novation Holdings, Inc. conveyed its control position to unrelated third parties.  He was also not an employee of the Company and was not paid as an employee.  Currently, we have no paid employees, full or part-time, and rely on paid consultants to provide necessary services.

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

On March 7, 2013, the Board of Directors of the Company and its control shareholder approved the 1:100 reverse split of the common stock and the amendment to increase the shares authorized to 500 million shares. That action was expected to become effective 20 days after the mailing of an Information Statement to all shareholders of record on March 7, 2013, which mailing was anticipated to occur on or about March 19, 2013.  Due to confusion over the status of the transaction, the recently discovered fact that Safford Acquisition 1 Corp. had not been correctly formed, and the fact that the acquisition shares have not yet been issued, the Company and the reverse split of the common stock has been delayed indefinitely by the Financial Industry Regulatory Association (FINRA) until a chill on the electronic trading of the shares imposed by the Depository Trust Company (DTC) has been lifted, the Board of Directors has concluded that the acquisition should not be completed.

The Company also entered into an agreement to acquire ownership of the operating assets of StarPoint USA, Inc. (“StarPoint”), a U.S. based vehicle distribution company that has a proven track record and that is not exclusive to any specific vehicle brand, which allows it to distribute a number of different automobile and truck brands and models in the U.S. market.  That acquisition did not close and, due to the change in the business model and direction of the Company announced in May, 2013, the Board determined not to pursue the acquisition.  Note 10

As noted above, we are changing our business plan and will be acting as a service provider for authorized users of medical marijuana products.

Results of Operations for the Three Months Ended April 30, 2013 and 2012.

For the three months ended April 30, 2013 and 2012, the Company had revenues of $1,112 and $0 respectfully.  Since inception, the Company has earned $5,604 in revenues and has incurred cumulative net losses of $7,789,334.  For the three months ended April 30, 2013 and 2012, we incurred operating expenses of $56,694 and $52,938, respectively, and we had net losses of $50,705 and $84,343, respectively.  Our activities have been attributed primarily to start up and business development.

Results of Operations for the Nine Months Ended April 30, 2013 and 2012.

For the nine months ended April 30, 2013 and 2012, the Company had revenues of $3,380 and $0 respectfully.  Since inception, the Company has earned $5,604 in revenues and has incurred cumulative net losses of $7,789,334.  For the nine months ended April 30, 2013 and 2012, the Company had net losses of $664,016 and $386,034, respectively.  Our activities have been attributed primarily to start up and business development.

For the nine months ended April 30, 2013 and 2012, we incurred operating expenses of $531,337 and $206,787, respectively.  The increases relate primarily to consulting fees and an impairment loss due to the write-off of goodwill.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the nine months ended April 30, 2013 and 2012 and since April 28, 2008 (date of inception) through April 30, 2013, the Company has had net losses of $664,016, $386,034 and $7,789,334, respectively. As of April 30, 2013, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of April 30, 2013, we had an accumulated deficit of $7,789,334 and a working capital deficit of $629,940.

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

Contractual Obligations

The Company has had consulting agreements with companies for various advisement services. Crystal Falls Investments, LLC provided acquisition and related services under an agreement calling for payment of $10,000 per month for a 24 month period ended September 30, 2012.  Prior to December 10, 2012, the Company had issued a total of six convertible promissory notes totaling $206,780 in principal amount, to Crystal Falls Investments, LLC, in return for conversion of accounts payable for services rendered by Crystal Falls under the consulting agreement, and for cash investments in the Company.  By an Assignment and Modification Agreement dated December 10, 2012, Crystal Falls assigned all of the remaining notes to CF Consulting, LLC, an unrelated party, in the amount of $39,030 in principal, and to Indian River Financial Services, LLC, also an unrelated party, in the principal amount of $167,750, in payment of unrelated debts owed to them by Crystal Falls.  As part of the assignment, the parties agreed to modify the conversion terms to a fixed conversion rate of $0.005 per share, the market price at the time of the re-statement of the notes.  Accordingly, no debt discount has been calculated for these notes.  In addition, the maturity date was extended to December 31, 2013.

The Company entered into a consulting agreement with Lin-Han Equity Corp. to provide services and assistance in locating, identifying and assisting with due diligence in strategic acquisitions, as well as for the introduction of potential investor sources.  The consulting agreement was executed on May 1, 2011 and called for a fixed monthly fee of $15,000 commencing May 1, 2011 for a period of one year.  A total of $45,000 was charged as expenses related to this agreement for the six months ended October 31, 2011, and a total of $45,000 in fees owed was included in accounts payable.  Lin-Han Equity Corp. is not a shareholder or affiliate of the Company.  On December 1, 2011, a total of $30,000 in accrued payable amounts under this agreement was converted into a convertible promissory note due in two years.  The consulting agreement was terminated by mutual agreement in December 2011. On November 1, 2012, the Company consolidated the existing $30,000 promissory note payable to Lin-Han Century Corp. with several other obligations, and reissued a new note for $11,754 including interest accrued on the old note of $1,381, with no beneficial conversion features. The new note is due December 31, 2014.

We also entered into a consulting agreement effective August 1, 2010 with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, and administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provided contract principal accounting officer and corporate counsel services to the Company under its agreement and also provided telephone, office address, access to software and servers owned by CFOs to Go, and related office support.  We maintained our corporate offices at the Florida offices of CFOs to Go under this arrangement. As of December 10, 2012, a total of $164,547 had accrued as consulting fees under this agreement. By agreement dated December 31, 2012, Novation Holdings, Inc., the former controlling parent of the Company, acquired a portion of the administration, financial and legal consulting business formerly operated by CFOs to Go, Inc., so that Novation could thereafter manage and control its own administrative, financial and legal consulting business, and provide similar services to other companies. As part of that agreement, to which the Company was not a party, Novation acquired certain outstanding receivables of CFOs owed by certain of its clients, including the Company, which owed CFOs to Go a total of $164,547.  The payable amount was then converted to a promissory note in the same principal amount dated December 31, 2012, payable at 5 percent interest at maturity on December 31, 2104 and convertible at $0.0005 per share, the market price at the time.  The previous consulting agreement with CFOs to Go, Inc. also was cancelled effective December 31, 2012 and replaced by a consulting agreement with Novation Services, Inc., which remains in effect.

In May 2013, Novation Holdings, Inc. sold its controlling interest in the Company to iEquity Corp., an unrelated party, and we re-located out offices to Boca Raton, Florida.  The consulting agreement with Novation Services, Inc. remains in effect.

Recent Accounting Pronouncements

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections" ("ASU 2012-03"), which provides amendments to certain paragraphs pursuant to SEC Staff Accounting Bulletin No. 114, technical amendments to SEC Release No. 33-9250 and corrections related to FASB ASU 2010-22.  ASU 2012-03 is effective for the Company for annual and interim periods ending October 31, 2012.

In January 2013, the FASB issued ASU 2013-01, " Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"), the amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The Company has adopted the amendments for its fiscal year beginning after January 1, 2013, and interim periods within those annual periods. The Company does not believe the adoption of ASU 2013-01 will have a material impact on its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended April 30, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any other litigation either as plaintiffs or defendants and we have no knowledge of any other threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2013, we issued 108,205,313 common shares resulting from conversions of outstanding notes resulting in total shares outstanding at April 30, 2013 of 244,957,602 shares.

Item 3. Defaults Upon Senior Securities

There were no defaults on any debt or senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the quarter ended April 30, 2013.

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

Date: June 13, 2013

/s/ Mario Barrera

Mario Barrera

President