Form 10-K
period 2013-07-31
Alternative Energy Partners, Inc.
filed 2013-11-13
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

______________________________________________________________________________

FORM 10-K

______________________________________________________________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  July 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                            to

Commission File Number

333-154894

______________________________________________________________________________

Alternative Energy Partners, Inc.

(Exact Name of Registrant as Specified in its Charter)

________________________________________________________________________________________________________

Florida	26-2862564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

301 Yamato Road, Boca Raton, FL 33431

 (Address of Principal Executive Offices)

(561)-244-2532

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

    None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     ☐ YES         ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

       ¨  YES               NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

YES  [  ]  NO [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2013 was $324,914.

There were 2,165,721,003 shares of the $.001 par value common stock outstanding as of November 13, 2013.

Table of Contents

ALTERNATIVE ENERGY PARTNERS, INC.

FORM 10-K

Fiscal Year Ended July 31, 2013

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

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) is a development stage company. The Company was organized under the laws of the State of Florida on April 28, 2008.  We formed our Company for the purpose of establishing renewable fuel sources initially within the State of Florida.  Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more.  Our intended original products, while not technically difficult to produce, had to meet all regulatory requirements prior to being marketed. Moreover, there were a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010, and the acquisitions of SkyNet Energy Systems, Inc. a Nevada corporation in the business of financing and establishing domestic companies’ renewable energy projects in Central and Eastern Europe.  In May, 2012, we acquired Clarrix Energy, LLC, which provided consultative and brokerage services to businesses of all sizes. The objective of those services was to decrease utility costs in as many ways as possible for every client. .  Due to limited working capital, we were unable to implement the planned activities or Shovon, SkyNet and Sunarias, and closed those operations during the quarter ended January 31, 2013 in order to concentrate our efforts and limited funds on Clarrix and the new acquisitions we have planned. In May, 2013, we also closed Clarrix Energy, Inc. due to lack of working capital and decided to change our business direction.  The closing of the subsidiaries during the fiscal year ended July 13, 2013 has been reported in the financial statements included in this Annual Report as a loss from discontinued operations.

During the fiscal year ended July 31, 2013, we changed our business focus due to difficulty in securing working capital for our energy subsidiaries, and other competitive reasons.  We are now engaged in providing support services for medical marijuana collectives based initially in California.

Current Business of the Company

Through April 30, 2013, we were a holding company engaged through our subsidiary, Clarrix Energy, LLC, in the business of energy production and management. In May 2013, we closed Clarrix Energy, LLC and recognized a loss from our initial investment in the company in 2012, reported as a loss from discontinued operations on the financial statements included in this Annual Report on Form 10-K..

In May, 2013, we acquired the PharmaJanesTM marketing operation and related intellectual property from iEquity Corp. and changed ours business model to focus purely in the medical marijuana marketing space.  We will be changing our name to PharmaJanes, Inc during the current fiscal year. PharmaJanes™ is currently developing a web and phone application that allows individuals to place orders for medical marijuana through a website and smart phone application anywhere such a transaction is legal in the United States.  The purpose of PharmaJanes™ is to give patients a simple ordering platform, while allowing local collectives to service the orders in compliance with state and local laws and ordinances.  PharmaJanesTM will act solely as an expediter and processor of the orders, and the fulfillment function will be done entirely within the particular state of residence of the purchaser, by licensed collectives or other licensed medical marijuana providers in that state.

PharmaJanes™ currently has over $5M in annual marketing contracts in place for this service and will be the exclusive point-of sale for the collectives under contract.  .  Since the acquisition, we have established our new web site and ordering platform at www.pharmajanes.com, which currently is available only in California for California residents.  The acquisition of the PharmaJanes intellectual property and business was closed on May 31, 2013 in exchange for our promissory note payable to iEquity Corp. in the amount of $50,000, due in three years at 8 percent interest and convertible after six months at the election of the Holder at 50 percent of the closing market price of our common stock at the date of closing, May 31, 2013, or a conversion price of $0.00105.

We also acquired the Simple PrepayTM merchant payment solution from iEquity Corp in May 2013.  The Simple PrepayTM system was developed to offer dispensaries, collectives, and delivery services for medical cannabis, a convenient payment solution. Medical marijuana patients will be able to upload funds onto their Simple PrepayTM account via a smart phone application or via a website, allowing them to purchase their medical cannabis needs with privacy and simplicity.  Our website at www.simpleprepay.com is in the development stages and is expected to go live shortly. The acquisition of the Simple PrepayTM intellectual property and business was closed on May 31, 2013 in exchange for our promissory note payable to iEquity Corp. in the amount of $30,000, due in three years at 8 percent interest and convertible after six months at the election of the Holder at 50 percent of the closing market price of our common stock at the date of closing, May 31, 2013, or a conversion price of $0.00105.

We also have signed an agreement with SK3 Group, Inc.  to become the exclusive on-line and smart phone ordering and marketing platform for collectives managed through the SK3 Group system.  Members of the collectives managed by SK3 Group will soon be able to order their medical cannabis needs through PharmaJanesTM    We issued a total of 100 million shares of our common stock to SKTO for this exclusive agreement, valued at $30,000 based on the closing market price for the stock on the date of the Agreement, and also undertook to register the planned distribution of the shares by SKTO to its shareholders.  We have not yet filed the agreed to registration statement due to cost factors and the need to complete the fiscal year end audit, but expect to file the registration statement as soon as this Annual Report has been completed and filed..

Combined with the PharmaJanes™ on-line and smart phone ordering platform, medical marijuana patients will be able to order, process and pay for their authorized needs, in a simple, safe and secure ordering and payment interface. Local licensed collectives or other licensed medical marijuana providers in the home state of the end user, will then fulfill the orders provided through this new system, in full compliance with state and local laws and ordinances.  We will act solely as a background ordering and payment service, and will not be cultivating, shipping, storing, delivering, or otherwise handling the medical marijuana, all of which will be handled directly by collectives or other providers licensed and authorized in the state in which the delivery is both authorized and completed, currently limited to California.

iEquity Corp. is a Florida corporation based in California which became our controlling shareholder as of  May 1, 2013 with the purchase of our outstanding voting preferred stock from an existing shareholder.  The voting preferred stock carries a cumulative vote equal to 51 percent of all classes of stock entitled to vote on any matter submitted for vote to the shareholders.

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

THE LACK OF EXPERIENCED ACCOUNTING STAFF MAY LEAD TO MATERIAL WEAKNESS IN THE PREPARATION OF OUR FINANCIALS.

A material weakness may occur in the preparation of our financials due to insufficient resources in our outsourced accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures, and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, this could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of the Company’s financial information.

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

WE MAY ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND ANY FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

For every product we sell or service we provide, we may encounter strong competitors. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Our limited operating history may not provide a meaningful basis for evaluating our business. We only entered into our current line of business in May 2013. We cannot guarantee that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

NEED FOR ADDITIONAL EMPLOYEES.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and operation will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the medical marijuana industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

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

WE ARE HIGHLY DEPENDENT ON TECHNOLOGY.

Our business and our results of operations is highly dependent on technology. Our business faces many technology related risks.  Infringements of our intellectual property could adversely affect our ability to compete. Any patent applications we may file may be rejected in whole or in part in the United States or in other jurisdictions around the world. We may have to defend ourselves against claims of intellectual property infringement, which could be very expensive for us and harm our business and financial condition. We may be a party to lawsuits in the course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

THERE IS SUBSTANTIAL COMPETITION IN THE MEDICAL MARIJUANA INDUSTRY, MANY OF WHICH ARE MORE HIGHLY CAPITALIZED THAN US, WHICH COULD LIMIT OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

There is substantial competition in the medical marijuana industry.  Existing and new competitors may continue to improve their products and to introduce new products with competitive price and performance characteristics.   Our competitors may have the advantage of established relationships within the industry and they may be more highly capitalized.  In addition, we cannot assure that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

OUR FUTURE SUCCESS IS DEPENDENT ON INTELLECTUAL PROPERTY OWNED BY US.

The Company may not be able to protect unauthorized use of intellectual property held by us and take appropriate steps to enforce our rights.  Although management does not believe that its services infringes on the intellectual rights of others, there is no assurance that the Company may not be the target of infringement or other claims.  Such claims, even if not true, could result in significant legal and other costs associated and may be a distraction to management.  We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights.  Because the policing of intellectual and intangible rights may be difficult and the ideas and other aspects underlying our business model may not in all cases be protectable under intellectual property laws, there can be no assurance that we can prevent competitors from marketing the same or similar products and services.

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

Risks Relating To Our Industry

There is substantial competition in the medical marijuana industry.  Existing and new competitors may continue to improve their products and to introduce new products with competitive price and performance characteristics.   Our competitors have the advantage of established relationships within the industry and they may be more highly capitalized.  In addition, we cannot assure that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

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

While legalized in California and in certain other states, the sale and distribution of marijuana, even for medical use only, is not permitted under federal law and is highly regulated within each state otherwise authorizing the use of medical marijuana.  Although we currently limit our operations to California, there is no assurance that our operations will not be affected or disrupted by state or federal regulatory activities, even though we do not actually hold, sell, distribute or otherwise deal in any marijuana products and act solely as an ordering, marketing and payment support service for legal California medical marijuana collectives.

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

A DEPOSITORY “CHILL” HAS BEEN PLACED ON OUR COMMON SHARES WHICH WILL SUBSTANTIALLY REDUCE THE LIQUISITY OF OUR STOCK

We have been advised by the Depository Trust Company that it has placed a “chill” on the electronic holding and trading of our common shares, which will result in increased difficulty in depositing our common stock for trading and in the actual trading of our common shares, which will have to be cleared manually as a result of the chill. While we are working with legal counsel to remove this chill, there is no assurance if we will be able to do so, and no estimate if and when the chill might be removed.

OUR CONTROLLING SHAREHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

iEquity Corp. holds all of the issued shares of Series A Convertible Preferred Stock, which carries voting power equal to 51 percent of the total voting power of all classes of voting stock. In this case, all of our officers and directors may be elected by iEquity Corp. which will be able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by this shareholder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest. For example, our controlling shareholder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We use a corporate office located at 301 Yamato Road, Boca Raton, FL 33431 for administrative services and our telephone number there is (305) 244-2532.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently used.

We do not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 .	LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

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

	Closing Prices
	High	Low
FISCAL 2013
First Quarter (August 1, 2012 through October 31, 2012)	$0.0011	$0.0003
Second Quarter (November 1, 2012 through January 31, 2013)	$0.0013	$0.0003
Third Quarter (February 1, 2013 through April 30, 2013)	$0.0008	$0.0003
Fourth Quarter (May 1, 2013 through July 31, 2013)	$0.0050	$0.0002

FISCAL 2012
First Quarter (August 1, 2011 through October 31, 2011)	$0.0400	$0.0075
Second Quarter (November 1, 2011 through January 31, 2012)	$0.0180	$0.0015
Third Quarter (February 1, 2012 through April 30, 2012)	$0.0032	$0.0012
Fourth Quarter (May 1, 2012 through July 31, 2012)	$0.0020	$0.0010

On July 31, 2013, the closing price of the Company’s Common Stock as reported by the OTCBB was $0.0032 and there were approximately 136 shareholders of record.

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

In May, 2013, we entered into a marketing agreement with SK3 Group, Inc. (OTC Pink SKTO) and issued 100 million shares of our common stock, valued at $30,000 to SKTO under this agreement. SKTO intends to distribute these shares to its shareholders as a dividend, and we have agreed to register the shares for this distribution as soon as our financial statements have been audited for the year ended July 31, 2013 and this Annual Report on Form 10-K has been filed.

Common Stock

At July 31, 2013, there were 2,500,000,000 shares of our common stock, par value $0.001, authorized, and 826,402,041 common shares issued and outstanding, held by 136 active shareholders.

As of November 13, 2013, there were approximately 140 beneficial owners of our common stock with 2,165,721,003 shares issued and outstanding.

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

Our Business

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) was organized under the laws of the State of Florida on April 28, 2008. We formed our Company for the purpose of establishing renewable fuel sources initially within the State of Florida. Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more. Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010, and the later acquisition of Clarrix Energy, LLC.

Due to limited working capital, we were unable to implement the planned activities or Shovon, SkyNet and Sunarias, and closed those operations during the quarter ended January 31, 2013in order to concentrate our efforts and limited funds on Clarrix and the new acquisitions we have planned. In May, 2013, we also closed Clarrix Energy, Inc. due to lack of working capital and decided to change our business direction.  The closing of the subsidiaries during the fiscal year ended July 13, 2013 has been reported in the financial statements included in this Annual Report as a loss from discontinued operations.

During the fiscal year ended July 31, 2013, we changed our business focus due to difficulty in securing working capital for our energy subsidiaries, and other competitive reasons.  We are now engaged in providing support services for medical marijuana collectives based initially in California.

Current Business of the Company

Through April 30, 2013, we were a holding company engaged through our subsidiary, Clarrix Energy, LLC, in the business of energy production and management. In May 2013, we closed Clarrix Energy, LLC and recognized a loss from our initial investment in the company in 2012, reported as a loss from discontinued operations on the financial statements included in this Annual Report on Form 10-K..

In May, 2013, we acquired the PharmaJanesTM (a development stage company) marketing list and related intellectual property from iEquity Corp. and changed the business model to focus purely in the medical marijuana marketing space.  We will be changing our name to PharmaJanes, Inc during the current fiscal year. PharmaJanes™ is currently developing a web and phone application that allows individuals to place orders for medical marijuana through a website and smart phone application anywhere such a transaction is legal in the United States.  The purpose of PharmaJanes™ is to give patients a simple ordering platform, while allowing local collectives to service the orders in compliance with state and local laws and ordinances.  PharmaJanesTM will act solely as an expediter and processor of the orders, and the fulfillment function will be done entirely within the particular state of residence of the purchaser, by licensed collectives or other licensed medical marijuana providers in that state.

PharmaJanes™ currently has over $5M in annual marketing contracts in place for this service and will be the exclusive point-of sale for the collectives under contract.  .  Since the acquisition, we have established our new web site and ordering platform at www.pharmajanes.com, which currently is available only in California for California residents.  The acquisition of the PharmaJanes intellectual property and business was closed on May 31, 2013 in exchange for our promissory note payable to iEquity Corp. in the amount of $50,000, due in three years at 8 percent interest and convertible after six months at the election of the Holder at 50 percent of the closing market price of our common stock at the date of closing, May 31, 2013, or a conversion price of $0.00105.

We also acquired the Simple PrepayTM merchant payment solution from iEquity Corp in May 2013.  The Simple PrepayTM system was developed to offer dispensaries, collectives, and delivery services for medical cannabis, a convenient payment solution. Medical marijuana patients will be able to upload funds onto their Simple PrepayTM account via a smart phone application or via a website, allowing them to purchase their medical cannabis needs with privacy and simplicity.  Our website at www.simpleprepay.com is in the development stages and is expected to go live shortly. The acquisition of the Simple PrepayTM intellectual property and business was closed on May 31, 2013 in exchange for our promissory note payable to iEquity Corp. in the amount of $30,000, due in three years at 8 percent interest and convertible after six months at the election of the Holder at 50 percent of the closing market price of our common stock at the date of closing, May 31, 2013, or a conversion price of $0.00105.

We also have signed an agreement with SK3 Group, Inc.  to become the exclusive on-line and smart phone ordering and marketing platform for collectives managed through the SK3 Group system.  Members of the collectives managed by SK3 Group will soon be able to order their medical cannabis needs through PharmaJanesTM    We issued a total of 100 million shares of our common stock to SKTO for this exclusive agreement, valued at $30,000 based on the closing market price for the stock on the date of the Agreement, and also undertook to register the planned distribution of the shares by SKTO to its shareholders.  We have not yet filed the agreed to registration statement due to cost factors and the need to complete the fiscal year end audit, but expect to file the registration statement as soon as this Annual Report has been completed and filed.

Combined with the PharmaJanes™ on-line and smart phone ordering platform, medical marijuana patients will be able to order, process and pay for their authorized needs, in a simple, safe and secure ordering and payment interface. Local licensed collectives or other licensed medical marijuana providers in the home state of the end user, will then fulfill the orders provided through this new system, in full compliance with state and local laws and ordinances.  We will act solely as a background ordering and payment service, and will not be cultivating, shipping, storing, delivering, or otherwise handling the medical marijuana, all of which will be handled directly by collectives or other providers licensed and authorized in the state in which the delivery is both authorized and completed, currently limited to California.

Despite the recent acquisition of the assets of the PharmaJanes™ on-line and smart phone ordering platform and the Simple PrepayTM merchant payment solution for a total of $80,000, paid for by promissory notes, we have reported an impairment loss of the full amount of the acquisition cost  for the fiscal year ended July 31, 2013, because we did not obtain an independent valuation of the intellectual property and intangible assets acquired and because we have not yet generated any revenues from these assets. While we believe this is the correct accounting treatment of these assets, we still plan to develop the underlying business using the intangible assets and intellectual property and still believe the business opportunity is substantial.

Employees

As of May 17, 2013, Mario Barrera has been our Chairman, President and CEO and sole officer and director.  He is not an employee of the company and is not paid as an employee.  Our former sole officer and director, Michael Gelmon, resigned for personal reasons effective May 1, 2013.  He was also not an employee of the Company and was not paid as an employee.

Currently, we have no paid employees, full or part-time, and rely on paid consultants to provide necessary services.

Acquisitions

We are pursuing acquisitions of other companies compatible with our current business model, but have not identified any target acquisitions as of the date of this report.

Results of Operations for the Years Ended July 31, 2013 and 2012.

For the years ended July 31, 2013 and 2012, the Company had minimal revenues.  Since inception, the Company has incurred cumulative net losses of $10,743,287.  For the years ended July 31, 2013 and 2012, the Company had net losses of $3,617,969 and $794,300, respectively.  Our activities have been attributed primarily to start up and business development.

For the years ended July 31, 2013 and 2012, we incurred operating expenses of $676,659 and $438,847, respectively.  The increases relate primarily to consulting expenses, impairment loss, and administrative fees.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the years ended July 31, 2013 and 2012 and since April 28, 2008 (date of inception) through July 31, 2013, the Company has had net losses of $3,617,969, $794,300 and $10,743,287, respectively. As of July 31, 2013, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from issuances of convertible notes payable and the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and issuance of convertible notes. From inception through July 31, 2013we raised cash of $114,450 through private placements of common stock financings. During November 2008, our Form S-1 Registration Statement became effective and we raised $100,000 through common stock sales. The proceeds from the sale of this common stock have been used for general and administrative expenses. In addition, since inception of the Company, we have received $459,550 in proceeds from issuances of convertible notes.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of July 31, 2013, we had an accumulated deficit of $10,743,287 and a working capital deficit of $2,841,151.

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

The Company also has entered into a consulting agreement with Novation Services, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. Novation Services, Inc., also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides access to software and servers owned by it, and related office support.  We have also entered into a consulting arrangement with iEquity Corp. effective July 31, 2013 for marketing and development services to be provided in connection with our on-line and mobile ordering systems, payable at the rate of $50,000 per month.

Recent Accounting Pronouncements:

There are no recently issued accounting pronouncements or standards updates that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Alternative Energy Partners, Inc.

(A Development Stage Company)

Financial Statements

July 31, 2013 and 2012

CONTENTS

Page(s)

Report of Independent Registered Certified Public Accounting Firm for the year Ended July 31, 2013	F-1

Report of Independent Registered Certified Public Accounting Firm for the year Ended July 31, 2012	F-2
Consolidated Balance Sheets - As of July 31, 2013 and 2012	F-3

Consolidated Statements of Operations -	F-4
For the years ended July 31, 2013 and 2012 and the period from
April 28, 2008 (inception) through July 31, 2013

Consolidated Statements of Changes in Stockholders’ Deficit	F-5
For the period from April 28, 2008 (inception) to July 31, 2013

Consolidated Statements of Cash Flows -	F-7
For the years ended July 31, 2013 and 2012 and for the period from
April 28, 2008 (inception) to July 31, 2013

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Alternative Energy Partners, Inc. (a development stage company)

We have audited the accompanying consolidated balance sheet of Alternative Energy Partners, Inc. (the "Company", “AEGY”) (a development stage company) as of July 31, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from April 28, 2008 (Inception) through July 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of July 31, 2012 was audited by other auditors, whose report dated February 11, 2013, expressed an audit opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from April 28, 2008 (Inception) through July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anton & Chia, LLP

Newport Beach, CA

November 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alternative Energy Partners, Inc.

We have audited the accompanying consolidated balance sheet of Alternative Energy Partners, Inc. and subsidiaries (a development stage company) as of July 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and for the period from April 28, 2008, inception, to July 31, 2012. Alternative Energy Partners, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Partners, Inc. and subsidiaries as of July 31, 2012, and the results of their operations and their cash flows for the year then ended and for the period from April 28, 2008, inception, to July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

December 6, 2012

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2013 (Audited)	July 31, 2012 (Audited)
Assets
Current Assets
Cash	$ -	$ 199
Deferred loan costs, net of accumulated amortization of $26,550	-	3,938
Total Current Assets	-	4,137
Other Assets
Advances-related party	-	4,500
Related party receivable-HOTI	-	17,347
Goodwill	-	304,129
Total Other Assets	-	325,976
Total Assets	$ -	$ 330,113
Liabilities & Stockholders' Deficit
Current Liabilities
Bank overdraft	93	-
Accounts payable	67,615	310,068
Payroll liabilities	-	7,322
Loans payable	12,500	12,500
Notes payable, net of debt discount of $83,686 and $37,441	91,036	206,839
Accrued interest	26,003	14,259
Derivative liability	2,643,904	-
Total Current Liabilities	2,841,151	550,988
Lon-term Liabilities
Notes payable, long-term, net of debt discount of $97,494 and $0	312,159	-
Total Liabilities	3,153,310	550,988
Stockholder's Deficit
Common Stock, $0.001 par value, 2,500,000,000 shares authorized
826,402,041 and 176,752,289 shares issued and outstanding	826,402	176,752
Preferred stock, $0.001 par value, 5,000,000 shares authorized and outstanding	5,000	5,000
Additional paid in capital	6,758,575	6,722,691
Deficit accumulated during the development stage	(10,743,287)	(7,125,318)
Total Deficit	(3,153,310)	(220,875)
Total Liabilities and Stockholders' Deficit	$ -	$ 330,113

The accompanying notes are an integral part of these consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations
	For the Year Ended July 31,		For the Period from April 28, 2008 (Inception) to July 31, 2013
	2013	2012
Revenues	$ -	$ -	$ -
Cost of Sales	-	-	-
Gross Margin	-	-	-
General & Administrative
Consulting fees-related parties	200,000	249,500	4,120,731
Impairment loss	415,549	75,000	2,589,549
Promotional and marketing	336	64,155	129,491
Professional fees	30,450	28,000	132,327
Salaries and wages	-	-	57,414
Other general and administrative	30,324	22,192	272,246
Total Expenses	676,659	438,847	7,301,758
Net loss before other income (expense)	(676,659)	(438,847)	(7,301,758)
Interest and finance expense	(265,984)	(314,894)	(702,224)
Derivative expense	(554,795)	-	(554,795)
Gain (loss) from discontinued operations	85,209	(55,013)	6,776
Gain (loss) on derivatives	(2,205,740)	14,454	(2,191,286)
Net loss before income taxes	(3,617,969)	(794,300)	(10,743,287)
Income tax expense	-	-	-
Net Loss	$ (3,617,969)	$ (794,300)	$ (10,743,287)
Net loss per share - basic and diluted	$ (0.01)	$ (0.01)
Weighted average number of shares outstanding during the period - basic and diluted	310,513,587	70,753,724

The accompanying notes are an integral part of these consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
For the period from April 28, 2008 (Inception) to April 30, 2012
	Common Stock $0.0001 Par Value		Preferred Stock $0.0001 Par Value		Additional Paid In Capital	Deferred Equity	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance - April 28, 2008	-	$ -	-	$ -	-	-	$ -	$ -
Proceeds from the issuance of common stock - founders - ($0.00004/share)	5,280,000	5,280	-	-	(3,080)	-	-	2,200
Proceeds from the issuance of common stock ($1.04/share)	6,240	6	-	-	6,494	-	-	6,500
Net loss for the period from April 28,2008 (inception) to July 31, 2008	-	-	-	-	-	-	(3,000)	(3,000)
Balance - July 31, 2008	5,286,240	5,286	-	-	3,414	-	(3,000)	5,700
Stock issued for services ($0.06/share)	24,000	24	-	-	1,476	-	-	1,500
Proceeds from the issuance of common stock ($1.04/share)	5,520	6	-	-	5,744	-	-	5,750
Proceeds from the issuance of common stock ($2.08/share)	48,000	48	-	-	99,952	-	-	100,000
Net loss for the year ended July 31, 2009	-	-	-	-	-	-	(52,814)	(52,814)
Balance - July 31, 2009	5,363,760	5,364	-	-	110,586	-	(55,814)	60,136
Cancellation of common stock	(1,800,000)	(1,800)	-	-	1,800	-	-	-
Expenses paid by Shareholders	-	-	-	-	5,945	-	-	5,945
Proceeds from the issuance of common stock ($0.24/share)-Sunarias	400,000	400	-	-	97,100	-	-	97,500
Proceeds from the issuance of common stock ($0.001/share)-Shovan	1,500,000	1,500	-	-	375	-	-	1,875
Stock issued for services ($0.001/share)	104,656	105	-	-	26	-	-	131
Net loss for the year ended July 31, 2010	-	-	-	-	-	-	(111,107)	(111,107)
Balance - July 31, 2010	5,568,416	5,569	-	-	215,832	-	(166,921)	54,480
Stock issued for services ($4.5/share)	330,000	330	-	-	1,484,670	-	-	1,485,000
Stock issued for services ($4.5/share)	222,220	222	-	-	999,778	(1,000,000)	-	-
Common stock related to RLP Mechanical Contractors, Inc.	1,120,000	1,120	-	-	(1,120)	-	-	-
Proceeds from the issuance of common stock ($3.50/share)-SkyNet Energy Inc.	600,000	600	-	-	2,099,400	-	-	2,100,000
Stock issued for services ($1.17/share)	600,000	600	-	-	702,900	-	-	703,500
Stock issued for services ($0.63/share)	500,000	500	-	-	314,500		-	315,000
Issuance of notes payable with beneficial conversion feature	-	-	-	-	294,925	-	-	294,925
Common stock related to Xnergy, Inc.	2,000,000	2,000	-	-	(2,000)	-	-	-
Common stock from conversion of notes ($0.12/share)	867,020	867	-	-	103,152	-	-	104,019
Common stock from conversion of notes ($0.12/share)	446,429	447	-	-	9,554	-	-	10,001
Common stock from conversion of notes ($0.0172/share)	581,395	581	-	-	9,419	-	-	10,000
Consulting fees	-	-	-	-	-	1,000,000	-	1,000,000
Net loss for the year ended July 31, 2011	-	-	-	-	-	-	(6,164,097)	(6,164,097)
Balance - July 31, 2011	12,835,480	$ 12,836	-	$ -	$ 6,231,010	$ -	$ (6,331,018)	$ (87,172)
Common stock from conversion of notes ($0.01048-$0.013/share)	123,727,089	123,727	-	-	94,371	-	-	218,098
Issuance of stock for Clarrix acquisition	40,000,000	40,000	5,000,000	5,000	256,254	-		301,254
Issuance of notes payable with beneficial conversion feature	-	-	-	-	141,245	-	-	141,245
Common stock issued to HOTI to maintain proper ownership	189,720	189	-	-	(189)	-	-	-
Net loss for the year ended July 31, 2012	-	-	-	-	-	-	(794,300)	(794,300)
Balance - July 31, 2012	176,752,289	$ 176,752	5,000,000	$ 5,000	$ 6,722,691	$ -	$ (7,125,318)	$ (220,875)
Common stock from conversion of notes ($0.00009-$0.0015/share)	689,649,752	689,651	-	-	(374,153)	-	-	315,497
Retirement of shares	(40,000,000)	(40,000)	-	-	-	-	-	(40,000)
Settlement of derivative liabilities on conversion of notes payable	-	-	-	-	410,037	-	-	410,037
Net loss for the year ended July 31, 2013	-	-	-	-	-	-	(3,617,969)	(3,617,969)
Balance - July 31, 2013	826,402,041	$ 826,402	5,000,000	$ 5,000	$ 6,758,575	$ -	$(10,743,287)	$ (3,153,310)

The accompanying notes are an integral part of these consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	For the Period from April 28, 2008 (Inception) to July 31, 2013
OPERATING ACTIVITIES:
Net Loss	$ (3,617,969)	$ (794,300)	$ (10,743,287)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discounts and financing fees	269,921	323,438	728,216
Impairment of long-lived assets	415,549	75,000	2,589,549
Gain on discontinued operations	(85,209)	-	(85,209)
Shares issued for services	-	-	3,505,131
Gain on settlement of liabilities	-	(715)	(715)
(Gain) loss on settlement of derivatives	2,760,537	(14,453)	2,746,085
Non-cash expenses-related party	-	-	5,945
(Increase) decrease in accrued liabilities
Deposits	-	-	5,000
Other current assets	-	(8,000)	(24,228)
Increase in accrued liabilities
Accounts payable and accrued expenses	198,085	304,971	688,867
Accrued interest	11,744	13,142	36,900
Net Cash Used in Operating Activities	(47,342)	(100,917)	(547,746)
INVESTING ACTIVITIES:
Advances to related party	-	(4,500)	(4,500)
Net Cash Provided by Investing Activities	-	(4,500)	(4,500)
FINANCING ACTIVITIES:
Proceeds from convertible notes payable	51,550	125,000	459,550
Payments to related party	(4,500)	(19,721)	(21,847)
Proceeds from issuance of stock	-	-	114,450
Bank overdraft	93	-	93
Net Cash Provided by Financing Activities	47,143	105,279	552,246
Net decrease in Cash	(199)	(138)	-
Cash, beginning of period	199	337	-
Cash, end of period	$ -	$ 199	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
NON-CASH FINANCING ACTIVITY
Stocks issued in connection with acquisitions	$ -	$ -	$ 2,199,375
Conversion of notes payable to stock	$ 222,634	$ 211,220	$ 276,699
Conversion of accrued interest to stock	$ 4,746	$ 6,878	$ 4,019
Accounts payable converted to notes payable	$ 407,897	$ 70,000	$ 537,897

The accompanying notes are an integral part of these consolidated financial statements.

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

The Company is involved in the medical marijuana support market In addition to its existing operations, the Company is searching to acquire emerging growth companies to meet growing demands worldwide in the same sector.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include Alternative Energy Partners, Inc. and its wholly-owned subsidiaries, Sunarias Corporation, Shovan, LLC, and Clarrix, Energy, LLC for the period ended July 31, 2012. All intercompany balances and transactions were eliminated in that consolidation.  During the year ended July 31, 2013, the Company closed all of its subsidiaries and discontinued there operations.  The resulting loss is reported as a Loss for Discontinued Operations.  For the year ended July 31, 2103, the results of operations and other financial results are reported for the Company only, without subsidiaries.

Development Stage

The Company has complied with Financial Accounting Standards (“ASC”) 915 and Securities Exchange Commission Guide 7 for its characterization of the Company as a development stage company. The Company has generated minimal revenues since inception.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and significant government regulation. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate in 2013 and 2012 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

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

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At July 31, 2013 and 2012, respectively, the Company had no cash equivalents.

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At July 31, 2013 and 2012, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

In accordance with accounting guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from April 28, 2008 (inception) to July 31, 2013 is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

Stock-Based Compensation

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. The expense resulting from share-based payments is recorded as a component of consulting and general and administrative expense.  The Company has not issued any stock-based compensation during the year ended July 31, 2013.

Non-Employee Stock Based Compensation

Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The Company has not issued any non-employee stock-based compensation during the year ended July 31, 2013.

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

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

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

Intangible Asset

As part of the acquisition of Sunarias Corporation on May 18, 2010, the Company acquired a solar generation technology asset which was identified as a definite-lived intangible asset. The Company recorded this technology asset as an allocation of purchase price based on the fair value. The intangible asset is amortized on a straight-line basis over an estimated 10 year life. The Company evaluates for impairment when events and circumstances warrant in accordance with ASC Topic 350-30, Intangibles: Goodwill and Other, and an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis. The Company performed its impairment test as of 7/31/12 and determined that the remaining amortized cost as of 7/31/12 was impaired and should be written off. The balance of the intangible asset, net of accumulated amortization of $12,500, was $85,000 at July 31, 2011. Amortization expense was zero and $10,000 for each of the years ended July 31, 2013 and 2012, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed. The Company recorded goodwill in conjunction with its acquisitions of Shovon, LLC in July 2010, SkyNet Energy Systems in October 2010, and Clarrix Energy, LLC in May 2012. As required, the Company performs its goodwill impairment test at least annually or more frequently if there is an indication of impairment. The Company expected to perform its first goodwill impairment test in July 2013 for the Clarrix Energy, LLC acquisition.   During the year ended July 31, 2013, the Company closed all of its existing subsidiary operations and changed its corporate business direction, as a result of which, it has recorded a loss from discontinued operations as of July 31, 2013, including all of the recorded good will.

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

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

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements or standards updates that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has not yet emerged from the development stage, has a net loss of $3,617,969 and net cash used in operations of $47,342 for the year ended July 31, 2013; and negative working capital of $2,841,151 and an accumulated deficit of $10,743,287 at July 31, 2013.

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

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $10,743,287 at July 31, 2013, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at July 31, 2013 and 2012 are as follows:

	2013	2012
Gross deferred tax assets:
Net operating loss carryforwards	$(10,743,287)	$(7,125,318)
Total deferred tax assets	4,039,476	2,681,257
Less: valuation allowance	(4,039,476)	(2,681,257)
Net deferred tax asset recorded	$-	$-

The valuation allowance at July 31, 2012 was approximately $2,681,257. The net change in valuation allowance during the year ended July 31, 2013 was an increase of approximately $1,358,219.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2013.

The actual tax benefit differs from the expected tax benefit for the periods ended July 31, 2013 and 2012 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 3 Income Taxes (Continued)

	2013	2012

Expected tax expense (benefit) – Federal	$(1,230,109)	$(269,967)
Expected tax expense (benefit) – State	(198,988)	(28,928)
Change in Valuation Allowance	1,429,097	298,895
Actual tax expense (benefit)	$-	$-

Note 4 Loans Payable to Affiliates

During the quarter ended April 30, 2010, the Company recorded two separate loans payable to an affiliate, McDowell, LLC, totaling $12,500, and both remained payable as of July 31, 2013 and 2012.  The managing member of McDowell, LLC is Jack Stapleton, who was also sole officer and director of the Company at the time the two promissory notes were executed. The loans are represented by two promissory notes signed by Mr. Stapleton, bear interest at 8% per annum with principal and interest and are due on demand by the holder of the notes. As of July 31, 2013 and 2012, accrued interest payable was $3,425 and $2,425, respectively. On December 3, 2010, Mr. Stapleton, as Managing Member of McDowell, LLC, issued a written demand for payment of the notes and subsequently filed suit to collect on the two notes. A judgment has been entered in favor of McDowell, LLC.

Note 5 Lease Agreement

The Company currently occupies office space in Boca Raton, Florida leased from a commercial landlord unaffiliated with the Company.

Note 6 Asset Purchases

In May, 2013, the Company acquired the PharmaJanesTM (a development stage company) marketing operation and related intellectual property from iEquity Corp. and changed its business model to focus purely in the medical marijuana marketing space.  The Company will be changing its name to PharmaJanes, Inc. during the current fiscal year. PharmaJanes™ is currently developing a web and phone application that allows individuals to place orders for medical marijuana through a website and smart phone application anywhere such a transaction is legal in the United States.  The purpose of PharmaJanes™ is to give patients a simple ordering platform, while allowing local collectives to service the orders in compliance with state and local laws and ordinances.  PharmaJanesTM will act solely as an expediter and processor of the orders, and the fulfillment function will be done entirely within the particular state of residence of the purchaser, by licensed collectives or other licensed medical marijuana providers in that state. The acquisition of the PharmaJanes intellectual property was closed on May 31, 2013 in exchange for a promissory note payable to iEquity Corp., our controlling shareholder, in the amount of $50,000, due in three years at 8 percent interest and convertible after six months at the election of the Holder at 50 percent of the closing market price of our common stock at the date of closing, May 31, 2013, or a conversion price of $0.00105.

In May, 2013, the Company also acquired the Simple PrepayTM merchant payment solution from iEquity Corp.  The Simple PrepayTM system was developed to offer dispensaries, collectives, and delivery services for medical cannabis, a convenient payment solution. Medical marijuana patients will be able to upload funds onto their Simple PrepayTM account via a smart phone application or via a website, allowing them to purchase their medical cannabis needs with privacy and simplicity.  The acquisition of the Simple PrepayTM intellectual property and business was closed on May 31, 2013 in exchange for a promissory note payable to iEquity Corp. in the amount of $30,000, due in three years at 8 percent interest and convertible after six months at the election of the Holder at 50 percent of the closing market price of our common stock at the date of closing, May 31, 2013, or a conversion price of $0.00105.

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 6 Asset Purchases (Continued)

The Company also signed an agreement with SK3 Group, Inc. to be the exclusive on-line and smart phone ordering and marketing platform for collectives managed through the SK3 Group system.  Members of the collectives managed by SK3 Group will be able to order their medical cannabis needs through PharmaJanesTM    We issued a total of 100 million shares of our common stock to SKTO for this exclusive agreement, valued at $30,000 based on the closing market price for the stock on the date of the Agreement, and also undertook to register the planned distribution of the shares by SKTO to its shareholders. We have not yet filed the agreed to registration statement due to due to cost factors and the need to complete the fiscal year end audit, but expect to file the registration statement as soon as this Annual Report has been completed and filed.

Despite the recent acquisition of the assets of the PharmaJanes™ on-line and smart phone ordering platform and the Simple PrepayTM merchant payment solution for a total of $80,000, paid for by promissory notes, we have reported an impairment loss of the full amount of the acquisition cost  for the fiscal year ended July 31, 2013, because we did not obtain an independent valuation of the intellectual property and intangible assets acquired and because we have not yet generated any revenues from these assets. While we believe this is the correct accounting treatment of these assets, we still plan to develop the underlying business using the intangible assets and intellectual property and still believe the business opportunity is substantial.

Note 7 Stockholders’ Deficit

In August 2012, the Company converted $2,600 of notes into 8,125,000 shares of Common Stock (See Note 8).

In September 2012, the Company converted $2,200 of notes into 8,148,148 shares of Common Stock (See Note 8).

In October 2012, the Company converted $3,400 of notes into 15,594,203 shares of Common Stock (See Note 8).

In February 2013, the Company converted $10,200 of notes into 39,629,629 shares of Common Stock (See Note 8).

In March 2013, the Company converted $3,000 of notes into 9,375,000 shares of Common Stock (See Note 8).

In April 2013, the Company converted $5,250 of notes into 16,333,333 shares of Common Stock (See Note 8).

In April 2013, the Company retired 40,000,000 shares of Common Stock.

In May 2013, the Company converted $75,624 of notes into 336,096,369 shares of Common Stock (See Note 8).

In June 2013, the Company converted $69,410 of notes into 140,542,833 shares of Common Stock (See Note 8).

In July 2013, the Company converted $33,090 of notes into 104,805,237 shares of Common Stock (See Note 8).

As a result of these transactions, there were 826,402,041 common shares issued and outstanding and 5,000,000 preferred shares issued and outstanding at July 31, 2013.

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 8 Notes Payable

The following details the significant terms and balances of convertible notes payable, net of debt discounts:

	July 31, 2013	July 31, 2012
Convertible promissory note dated February 7, 2012, bearing interest at a rate of 8% per annum, maturing May 9, 2013, convertible at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion.	-	32,500
Convertible promissory note dated March 8, 2012, bearing interest at a rate of 8% per annum, maturing September 12, 2013 convertible at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion.	-	32,500
Convertible promissory note dated April 26, 2012, bearing interest at a rate of 8% per annum, maturing October 26, 2013 convertible at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion.	-	32,500
Convertible promissory note dated May 9, 2013, bearing interest at a rate of 8% per annum, maturing February 13, 2014 convertible after 6 months at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion.	27,140	-
Judgment payable dated July 2010, bearing interest at a rate of 8% per annum	12,500	12,500
Convertible promissory note dated March 15, 2013, bearing interest at a rate of 8% per annum, maturing February 13, 2014 convertible at a 50% discount of the lowest twenty-day trading prices at date of conversion. The carrying amount of the debt discount was $83,868 and $0, respectively.	63,896	-
Convertible promissory notes, bearing interest at a rate of 8% per annum, convertible at a 55% discount of the lowest twenty-day trading prices at date of conversion. These notes are fully converted at July 31, 2013	-	109,339
Total short term notes payable	103,536	219,339

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 8 Notes Payable (continued)

	July 31, 2013	July 31, 2012
Note payable bearing interest at a rate of 5% per annum and maturing December 31, 2014 convertible at a 50% discount to the average closing prices for the 5 trading days prior to the date of conversion. The carrying amount of the debt discount was $7,699 and $0, respectively.	4,056	-
Note payable bearing interest at a rate of 5% per annum and maturing December 31, 2014 convertible at a 50% discount to the average closing prices for the 5 trading days prior to the date of conversion. The carrying amount of the debt discount was $55,850 and $0, respectively.	14,650	-
Convertible promissory note dated May 1, 2013, bearing interest at a rate of 6% per annum, maturing May 1, 2014 convertible at a 50% discount to the average closing prices for the 5 trading days prior to the date of conversion The carrying amount of the debt discount was $33,945 and $0, respectively..	8,905	-
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015.	41,137	-
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015.	41,137	-
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015.	41,137	-
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015.	41,137	-
Convertible promissory note dated May 1, 2013, bearing interest at a rate of 6% per annum, maturing May 1, 2014 convertible at a 50% discount to the average closing prices for the 5 trading days prior to the date of conversion.	40,000	-
3-year note to acquire Pharmajanes	50,000	-
3-year note to acquire Smartpay	30,000	-
Total long-term notes payable	$ 312,159	$ -
Total notes payable	$ 415,695	$ 219,339

Alternative Energy Partners, Inc. and Subsidiaries

(A development stage company)

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

Note 9 Derivative Liabilities

The Company has various convertible instruments outstanding more fully described in Note 8. Due to an amendment effective on May 9, 2013 increasing the authorized number of common shares to 2.5 billion, the Company has determined that it will have sufficient authorized common shares at a given date to settle any other of its share-settleable instruments.

As a result of conversion of notes payable described in Note 8, the Company reclassified $410,037 of derivative liabilities to equity and the change in fair value of derivatives was $2,182,805.

As of July 31, 2013, the fair value of the Company’s derivative liabilities was $2,643,904 and $2,205,740 was recognized as a gain on derivatives due to change in fair value of the liability during the year ended July 31, 2013.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at July 31, 2012	$—
ASC 815-15 additions	1,048,097
Change in fair value	2,182,805
ASC 815-15 deletions	(586,998)
Balance at July 31, 2013	$2,643,904

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(2,182,805)
Loss on discount	(22,937)
Derivative expense	(554,795)
Balance for year ended July 31, 2013	$(2,760,537)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.25%
Expected volatility	100% - 700%
Expected life	9 months

Note 10. Subsequent Events

As previously reported in the 8-K filed November 5, 2013, the Company converted $339,597 of notes into 1,339,318,962 shares. As a result of these transactions, there were 2,165,721,003 common shares issued and outstanding and 5,000,000 preferred shares issued and outstanding at November 13, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended July 31, 2013, as previously reported on Form 8-K, we terminated our relationship with Moss-Krusick & Associates and retained L.L. Bradford & Company as our independent accountants.  In October, 2013, as previously reported on Form 8-K, L.L. Bradford resigned and we appointed Anton & Chia, LLP of Newport Beach, CA as our independent auditors.  There have been no disagreements with any of our former or current auditors.

ITEM 9A,	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and consulting principal accounting officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal year ending July 31, 2013 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and consulting principal accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and consulting principal accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2013 under the criteria set forth in the Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended July 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company as of July 31, 2013:

Name	Age	Position
Mario Barrera	36	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

John Burke serves as Principal Accounting Officer under a Consulting Agreement with Novation Consulting Services, Inc., but is not an elected officer or an employee of the Company.

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

ITEM 11.	EXECUTIVE C OM PENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Mario Barrera, CEO and Chairman	2013	0	0	0	0	0	0	0	0
Hong-Shin Pan, Chairman of the Board (former)	2012	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT JULY 31, 2013

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

The following table sets forth certain information as of July 31, 2013, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Mario Barrera, CEO	-	--%
Hong-Shin Pan, former CEO	-	-
All Directors and executive officers as a group (1 person)	-	-%
19

iEquity Corp1)	-	-%

(1)

iEquity Corp. holds 5 million shares of preferred stock having voting power equal to 51 percent of the total voting power of all classes of stock entitled to vote and therefore may be considered to be in control of the Company. It holds no common shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In October, 2013, we retained the firm of Anton & Chia, LP of Newport Beach, CA as our independent, PCAOB qualified accountants.  Prior to that date, we had paid no fees to them and they had performed no services for us.

Audit Fees

During the year ended, July 31, 2012 and through March, 2013, we were billed by our then independent registered public accounting firm, Moss, Krusick and Associates, LLC, approximately $24,500 and $32,580 for audit and review fees associated with our 10-K and 10-Q filings.

During the years ended, July 31, 2013, we were billed by our interim independent registered public accounting firm, L.L. Bradford & Company, LP, approximately $24,500 for audit and review fees associated with our 10-Q filings.

Tax Fees

During the year ended, July 31, 2012 and through March 2013, our then independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any tax services for the Company.

During the year ended, July 31, 2013, our interim independent registered public accounting firm, L.L. Bradford & Company, LP, did not perform any tax services for the Company.

All Other Fees

During the year ended, July 31, 2012 and through March, 2013, our then independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any other work.

During the year ended, July 31, 2013, our interim independent registered public accounting firm, L.L. Bradford & Company, LP, did not perform any other work.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3	Articles of Amendment dated October 31, 2013
3
31.1 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Principal Accounting Officer

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY PARTNERS, INC.

Dated: November 13, 2013	By:	/s/ Mario Barrera
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Sole Director)

Dated: November 13, 2013	By:	/s/ John Burke
Principal Accounting Officer