Form 10-Q
period 2013-10-31
Alternative Energy Partners, Inc.
filed 2013-12-23
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: October 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 23, 2013, there were 2,628,664,355 shares of our common stock outstanding.

Alternative Energy Partners, Inc.

(A Development Stage Company)

October 31, 2013

TABLE OF CONTENTS

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Condensed Consolidated Balance Sheets – As of October 31, 2013 (Unaudited) and July 31, 2013	F-1

	Condensed Consolidated Statements of Operations for the three months ended October 31, 2013 and 2012, and for the period from April 28, 2008 (inception) to October 31, 2013 (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2013 and 2012, and for the period from April 28, 2008 (inception) to October 31, 2013 (Unaudited)	F-3

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4.	Controls and Procedures	4

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	6

	Signatures	6

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

Item 1. Financial Statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	October 31, 2013	July 31, 2013
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 410	$ -
Prepaid expenses	10,000	-
Total Assets	$ 10,410	$ -
Liabilities & Stockholders' (Deficit)
Current Liabilities
Bank overdraft	-	93
Accounts payable	110,115	67,615
Loans payable	12,500	12,500
Notes payable, net of debt discount of $0, and $83,686	78,842	91,036
Accrued interest	41,361	26,003
Derivative liability	1,787,784	2,643,904
Total Current Liabilities	2,030,602	2,841,151

Long-term Liabilities
Notes payable, net of discount of $34,247 and $97,494	236,879	312,159
Total Liabilities	2,267,481	3,153,310

Stockholder's (Deficit)
Series “A” preferred, $0.001 par value, 5,000,000 shares authorized
5,000,000 shares issued and outstanding
as of October 31, 2013 and July 31, 2013, respectively	5,000	5,000
Common stock; $0.001 par value; 2,500,000,000 shares authorized;
244,957,602 and 176,752,289 shares issued and outstanding
as of October 31, 2013 and July 31, 2013, respectively	2,164,854	826,402
Additional paid in capital	6,086,233	6,758,575
Deficit accumulated during the development stage	(10,513,158)	(10,743,287)
Total stockholders’ (deficit)	(2,257,071)	(3,153,310)
Total Liabilities and Stockholders' (Deficit)	$ 10,410	$ -

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statement of Operations (Unaudited)
	For the Three Months Ended October 31,		For the Period from April 28, 2008 (Inception) to October 31, 2013
	2013	2012
Revenues	$ -	$ 1,477	$ -
Cost of Sales	-	-	-
Gross Margin	-	1,477	-
General & Administrative
Consulting fees-related parties	60,000	65,000	4,180,731
Impairment loss	-	-	2,589,549
Promotional and marketing	-	-	129,491
Professional fees	9,500	-	141,827
Salaries and wages	-	-	57,414
Other general and administrative	89	3,625	272,335
Total Expenses	69,590	68,625	7,371,347
Net loss before other income (expense)	(69,590)	(67,148)	(7,371,347)
Interest and finance expense	(78,808)	(65,773)	(781,032)
Derivative expense	(16,906)	-	(571,701)
Gain (loss) from discontinued operations	-	-	6,776
Gain (loss) on derivatives	395,433	(28,578)	(1,795,854)
Net loss before income taxes	230,129	(161,499)	(10,513,158)
Income tax expense	-	-	-
Net Loss	$ 230,129	$ (161,499)	$ (10,513,158)
Net loss per share - basic and diluted	$ 0.00	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	1,412,786,431	180,506,688

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended October 31, 2013	For the Three Months Ended October 31, 2012	For the Period from April 28, 2008 (Inception) to October 31, 2013
OPERATING ACTIVITIES:
Net Loss	$ 230,129	$ (161,499)	$ (10,513,158)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discounts and financing fees	49,920	65,099	778,136
Impairment of long-lived assets	-	-	2,589,549
Gain on discontinued operations	-	-	(85,209)
Shares issued for services	-	-	3,505,131
(Gain) loss on settlement of liabilities	-	-	(715)
(Gain) loss on settlement of derivatives	(372,404)	28,578	2,373,681
Non-cash expenses-related party	-	-	5,945
Deposits	-	-	5,000
Other current assets	10,000	-	(14,228)
Increase (decrease) in accrued liabilities
Accounts payable and accrued expenses	49,000	65,381	737,867
Accrued interest	15,358	3,322	52,258
Net Cash Used in Operating Activities	(17,997)	881	(565,743)
INVESTING ACTIVITIES:
Advances to related party	-	(600)	(4,500)
Net Cash Provided by Investing Activities	-	(600)	(4,500)
FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	18,500	-	478,050
Proceeds (to) from related party	-	-	(21,847)
Proceeds from issuance of stock	-	-	114,450
Bank overdraft	(93)	-	-
Net Cash Provided by Financing Activities	18,407	-	570,653
Net Increase (decrease) in Cash	410	281	410
Cash and cash equivalents, beginning of period	-	199	-
Cash and cash equivalents, end of period	$ 410	$ 480	$ 410
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Stocks issued in connection with acquisitions	$ -	$ -	$ 2,199,375
Conversion of notes payable to stock	$ 209,199	$ 8,200	$ 485,898
Conversion of accrued interest to stock	$ 4,746	$ -	$ 8,765
Accounts payable converted to notes payable	$ -	$ -	$ 537,897

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Alternative Energy Partners, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended October 31, 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the three months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ended July 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 31, 2013 filed with the Commission on November 13, 2013.

The Company has adopted a July 31 year end.

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

Through April 30, 2013, we were a holding company engaged through our subsidiary, Clarrix Energy, LLC, in the business of energy production and management. In May 2013, we closed Clarrix Energy, LLC and recognized a loss from our initial investment in the company in 2012, reported as a loss from discontinued operations on the financial statements included in our Annual Report on Form 10-K. for the fiscal year ended July 3, 2013..

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

October 31, 2013

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include Alternative Energy Partners, Inc. and its former wholly-owned subsidiary Clarrix Energy, LLC, for the periods ended prior to May, 2013, and for the Company only for the quarter ended October 31, 2013. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate in 2012 and 2011 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

October 31, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents. At October 31, 2013 and July 31, 2013, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At October 31, 2013 and July 31, 2013, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of October 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 1,531,959,556 shares which include $521,076  of debt and accrued interest convertible into shares of the Company’s common stock.

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

October 31, 2013

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  As of October 31, 2012, the Company determined that the carry amount of its goodwill exceeded it future value and recorded impairment in the amount of $304,129.

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

October 31, 2013

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net income of $230,129 for the three months ended October 31, 2013; and an accumulated deficit during the development stage of $10,513,158 at October 31, 2013.

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

October 31, 2013

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

Note 5 Notes Payable

The following details the significant terms and balances of convertible notes payable, net of debt discounts:

	October 31, 2013	July 31, 2013
Convertible promissory note dated May 9, 2013, bearing interest at a rate of 8% per annum, maturing February 13, 2014 convertible at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion.	27,140	27,140
Judgment payable dated July 2010, bearing interest at a rate of 8% per annum	12,500	12,500
Convertible promissory note dated March 15, 2013, bearing interest at a rate of 8% per annum, maturing February 13, 2014 convertible at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion. The note has been fully converted at October 31, 2013.	-	63,896
Convertible promissory note dated September 3, 2013, bearing interest at a rate of 8% per annum, maturing June 5, 2014 convertible at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion. The note has been fully converted at October 31, 2013.	37,500	-

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 5 Notes Payable (continued)

	October 31, 2013	July 31, 2013
Convertible promissory note dated September 13, 2013, bearing interest at a rate of 8% per annum, maturing March 31, 2014 convertible at a 50% discount to the average of the two lowest volume weighted average prices.$17,899 has been converted through October 31, 2013.	7,101	-
Convertible promissory note dated September 13, 2013, bearing interest at a rate of 8% per annum, maturing March 31, 2014 convertible at a 50% discount to the average of the two lowest volume weighted average prices.$17,899 has been converted through October 31, 2013.	7,101	-
Total short term notes payable	91,342	103,536

Long-term notes payable
Note payable bearing interest at a rate of 5% per annum and maturing December 31, 2014. The carrying amount of the debt discount was $6,331 and $7,699, respectively.	5,424	4,056
Note payable bearing interest at a rate of 5% per annum and maturing December 31, 2014 convertible at a 50% discount to the average closing prices for the 5 trading days prior to the date of conversion. The carrying amount of the debt discount was $45,930 and $55,850, respectively.	24,570	14,650
Convertible promissory note dated May 1, 2013, bearing interest at a rate of 6% per annum, maturing May 1, 2014 convertible at a 50% discount to the average closing prices for the 5 trading days prior to the date of conversion The carrying amount of the debt discount was $27,916 and $33,945, respectively.	14,934	8,905
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. Principal in the amount of $28,059 has been converted as of October 31, 2013.	13,078	41,137
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. Principal in the amount of $23,400 has been converted as of October 31, 2013.	17,737	41,137
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015.	41,137	41,137
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. This note has been fully converted at October 31, 2013.	-	41,137
Convertible promissory note dated May 1, 2013, bearing interest at a rate of 6% per annum, maturing May 1, 2014 convertible at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion.	40,000	40,000
3-year note to acquire Pharmajanes	50,000	50,000
3-year note to acquire Smartpay	30,000	30,000
Total long-term notes payable	$ 236,880	$ 312,159
Total notes payable	$ 328,222	$ 415,695

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

October 31, 2013

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

As a result of conversion of notes payable described in Note 5, the Company reclassified $410,037 of derivative liabilities to equity and the change in fair value of derivatives was $2,182,805.

As of July 31, 2013, the fair value of the Company’s derivative liabilities was $2,643,904 and $2,205,740 was recognized as a gain on derivatives due to change in fair value of the liability during the year ended July 31, 2013.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at July 31, 2013	$2,643,904
ASC 815-15 additions	66,906
Change in fair value	(280,101)
ASC 815-15 deletions	(642,925)
Balance at July 31, 2013	$1,787,784

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$280,101
Gain on discount	115,332
Derivative expense	(16,906)
Balance for year ended July 31, 2013	$(378,527)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.25%
Expected volatility	100% - 700%
Expected life	9 months

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 7 Stockholders’ Equity (Deficit)

In August 2013, the Company converted $59,925 of notes into 267,842,856 shares of Common Stock (See Note 5)

In September 2013, the Company converted $149,320 of notes into 507,600,535 shares of Common Stock (See Note 5)

In September 2013, the Company reinstated $50,000 of notes and collected 867,020 shares of Common Stock

In October 2013, the Company converted $116,729 of notes into 563,875,571 shares of Common Stock (See Note 5)

As a result of these transactions, there were 2,164,853,983 common shares issued and outstanding and 5,000,000 preferred shares issued and outstanding at October 31, 2013.

Note 8 Subsequent Events

In accordance with ASC 855, management evaluated all activity of the Company through the date of filing, (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Subsequent to the quarter ending October 31, 2013, the Company converted notes payable principal of $72,029 into 463,810,372 common shares. As of December 18, 2013, there were 2,628,664,355 shares of our common stock outstanding.

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

Our Business

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) was organized under the laws of the State of Florida on April 28, 2008. We formed our company for the purpose of establishing renewable fuel sources initially within the State of Florida. Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more. Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010.  During the year ended July 31, 2013 and to date, we continued our business development activities with the acquisition of Clarrix Energy, LLC.  Due to limited working capital, we have been unable to implement the planned activities or Shovon and Sunarias, and have decided to close those operations in order to concentrate our efforts and limited funds on Clarrix and the new acquisitions we have planned.

Current Business of the Company

We are a holding company engaged in the business of providing support and management to entities operating in the medical marijuana space, currently only in California. In May, 2013, the Company agreed to acquire the PharmaJanesTM marketing operation from iEquity Corp. and will be changing its business model to focus purely in the medical marijuana marketing space.  AEGY will be changing its name to PharmaJanes, Inc. and will no longer move forward with the previously announced 1:100 reverse split.

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

The Company also has acquired the Simple PrepayTM merchant payment solution from iEquity Corp.  The Simple PrepayTM system was developed to offer dispensaries, collectives, and delivery services of medical cannabis a convenient payment solution. Medical marijuana patients will be able to upload funds onto their Simple PrepayTM account via a smart phone application or via a website, allowing them to purchase their medical cannabis needs with privacy and simplicity.

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

Acquisitions

Results of Operations for the Three Months Ended October 31, 2013 and 2012.

For the three months ended October 31, 2013 and 2012, the Company had revenues of $1,112 and $0 respectfully.  Since inception, the Company has earned $5,604 in revenues and has incurred cumulative net losses of $7,789,334.  For the three months ended October 31, 2013 and 2012, we incurred operating expenses of $56,694 and $52,938, respectively, and we had net losses of $50,705 and $84,343, respectively.  Our activities have been attributed primarily to start up and business development.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the three months ended October 31, 2013 and 2012 and since April 28, 2008 (date of inception) through October 31, 2013, the Company has had net income (losses) of $230,129, ($161,499) and ($10,513,158), respectively. As of October 31, 2013, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of October 31, 2013, we had an accumulated deficit of $10,513,158 and a working capital deficit of $2,020,192.

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

Contractual Obligations

We have entered into a consulting agreement effective December 31, 2012 with Novation Consulting Services, Inc., which remains in effect.

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

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended October 31, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any other litigation either as plaintiffs or defendants and we have no knowledge of any other threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2013, we issued 1,339,318,962 common shares resulting from conversions of outstanding notes resulting in total common shares outstanding at October 31, 2013 of 2,164,853,983 shares.

Item 3. Defaults Upon Senior Securities

There were no defaults on any debt or senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the quarter ended October 31, 2013.

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

Date: December 23, 2013

/s/ Mario Barrera

Mario Barrera

President