Form 10-Q
period 2014-01-31
Alternative Energy Partners, Inc.
filed 2014-03-24
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 19, 2014, there were 3,549,927,718 shares of our common stock outstanding.

Alternative Energy Partners, Inc.

(A Development Stage Company)

January 31, 2014

TABLE OF CONTENTS

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Condensed Consolidated Balance Sheets – As of January 31, 2014 (Unaudited) and July 31, 2013	F-1

 Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2014 and 2013 (Unaudited), and for the period from April 28, 2008 (inception) to January 31, 2014 (Unaudited)

		F-2

	Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2014 and 2013 (Unaudited), and for the period from April 28, 2008 (inception) to January 31, 2014 (Unaudited)	F-3

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4.	Controls and Procedures	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

	Signatures	6

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

Item 1. Financial Statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	January 31, 2014	July 31, 2013
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 89	$ -
Prepaid expenses	6,000	-
Total Assets	$ 6,089	$ -
Liabilities & Stockholders' Deficit
Current Liabilities
Bank overdraft	-	93
Accounts payable	58,235	67,615
Loans payable	12,500	12,500
Due to third party	6,200	-
Due to related party	5,200	-
Notes payable, net of debt discount of $94,085 and $83,686	81,052	91,036
Accrued interest	26,591	26,003
Derivative liability	1,577,388	2,643,904
Total Current Liabilities	1,767,166	2,841,151
Lon-term Liabilities
Notes payable, long-term, net of debt discount of $40,974 and $97,494	121,280	312,159
Total Liabilities	1,888,446	3,153,310
Stockholder's Deficit
Common Stock, $0.001 par value, 5,000,000,000 shares authorized
3,284,360,845 and 826,402,041 shares issued and outstanding	3,284,360	826,402
Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid in capital	5,075,908	6,758,575
Deficit accumulated during the development stage	(10,247,626)	(10,743,287)
Total Deficit	(1,882,358)	(3,153,310)
Total Liabilities and Stockholders' Deficit	$ 6,089	$ -

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,		For the Period from April 28, 2008 (Inception) to January 31, 2014
	2014	2013	2014	2013
Revenues	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-
General & Administrative
Consulting fees-related parties	60,000	30,000	120,000	75,000	4,240,731
Impairment loss	-	335,549	-	335,549	2,589,549
Promotional and marketing	-	-	-	-	129,491
Professional fees	13,520	11,950	33,020	11,950	165,347
Salaries and wages	-	-	-	-	57,414
Other general and administrative	317	-	407	4,280	272,653
Total Expenses	73,837	377,499	153,427	426,779	7,455,185
Net loss before other income (expense)	(73,837)	(377,499)	(153,427)	(426,779)	(7,455,185)
Interest and finance expense	(48,523)	(31,294)	(127,331)	(97,067)	(829,555)
Derivative expense	(568,546)	-	(585,452)	-	(1,140,248)
Gain (loss) from discontinued operations	-	(20,085)	-	(39,153)	6,775
Change in fair value on derivatives	966,442	(22,937)	1,361,875	(51,514)	(829,413)
Net income (loss) before income taxes	275,536	(451,815)	495,665	(614,513)	(10,247,626)
Income tax expense	-	-	-	-	-
Net income (loss)	$ 275,536	$ (451,815)	$ 495,665	$ (614,513)	$ (10,247,626)
Net income (loss) per share - basic	$ 0.00	$ (0.03)	$ 0.00	$ (0.01)
Weighted average number of shares outstanding during the period - basic	2,017,383,555	18,056,688	2,621,980,678	70,753,724
Net income (loss) per share - diluted	$ 0.00	$ (0.03)	$ 0.00	$ (0.01)
Weighted average number of shares outstanding during the period - diluted	2,237,198,893	18,056,688	2,841,796,016	70,753,724

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended January 31, 2014	For the Six Months Ended January 31, 2013	For the Period from April 28, 2008 (Inception) to January 31, 2014
OPERATING ACTIVITIES:
Net Income (loss)	$ 495,665	$ (614,513)	$ (10,247,626)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discounts and financing fees	681,213	39,902	1,409,433
Impairment of long-lived assets	-	325,975	2,589,549
Gain on discontinued operations	-	-	(85,209)
Shares issued for services	-	-	3,505,131
Gain on settlement of liabilities	-	-	(715)
Change in fair value of derivatives	(1,361,875)	51,515	1,384,210
Non-cash expenses-related party	-	-	5,945
Deposits	-	-	5,000
Other current assets	6,000	-	(18,228)
Increase in accrued liabilities
Accounts payable and accrued expenses	115,788	195,661	804,655
Accrued interest	33,491	3,732	70,391
Net Cash Provided by (Used in) Operating Activities	(29,718)	2,272	(577,464)
INVESTING ACTIVITIES:
Advances to related party	-	(600)	(4,500)
Net Cash Used in Investing Activities	-	(600)	(4,500)
FINANCING ACTIVITIES:
Proceeds from convertible notes payable	18,500	(1,376)	478,050
Proceeds (to) from related party	5,200	-	(16,647)
Proceeds from third party	6,200	-	6,200
Proceeds from issuance of stock	-	-	114,450
Bank overdraft	(93)	-	-
Net Cash Provided by (Used in) Financing Activities	29,807	(1,376)	582,053
Net Increase in Cash	89	296	89
Cash, beginning of period	-	199	-
Cash, end of period	$ 89	$ 495	$ 89
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Stocks issued in connection with acquisitions	$ -	$ -	$ 2,199,375
Conversion of notes payable to stock	$ 356,891	$ 8,200	$ 633,590
Conversion of accrued interest to stock	$ 4,746	$ -	$ 8,765
Accounts payable converted to notes payable	$ 120,000	$ -	$ 657,897

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Alternative Energy Partners, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended January 31, 2014 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the three and six months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ended July 31, 2014. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 31, 2013 filed with the Commission on November 13, 2013.

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Alternative Energy Partners, Inc. (the “Company”) was incorporated in the State of Florida on April 28, 2008.

Through April 30, 2013, we were a holding company engaged through our subsidiary, Clarrix Energy, LLC, in the business of energy production and management. In May 2013, we closed Clarrix Energy, LLC and recognized a loss from our initial investment in the Company in 2012, reported as a loss from discontinued operations on the financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31 2013.

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

PharmaJanes™ currently has over $5M in annual marketing contracts in place for this service and will be the exclusive point-of sale for the collectives under contract.  .  Since the acquisition, we have established our new web site and ordering platform at www.pharmajanes.com, which currently is available only in California for California residents.  The acquisition of the PharmaJanes intellectual property and business was closed on May 31, 2013 in exchange for our promissory note payable to iEquity Corp. in the amount of $50,000, due in six years at 8 percent interest and convertible after six months at the election of the Holder at 50 percent of the closing market price of our common stock at the date of closing, May 31, 2013, or a conversion price of $0.00105. We also acquired the Simple PrepayTM merchant payment solution from iEquity Corp in May 2013.  The Simple PrepayTM system was developed to offer dispensaries, collectives, and delivery services for medical cannabis, a convenient payment solution.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 2  Nature of Operations and Summary of Significant Accounting Policies (continued)

Medical marijuana patients will be able to upload funds onto their Simple PrepayTM account via a smart phone application or via a website, allowing them to purchase their medical cannabis needs with privacy and simplicity.  Our website at www.simpleprepay.com is in the development stages and is expected to go live shortly. The acquisition of the Simple PrepayTM intellectual property and business was closed on May 31, 2013 in exchange for our promissory note payable to iEquity Corp. in the amount of $30,000, due in six years at 8 percent interest and convertible after six months at the election of the Holder at 50 percent of the closing market price of our common stock at the date of closing, May 31, 2013, or a conversion price of $0.00105.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include Alternative Energy Partners, Inc. and its former wholly-owned subsidiary Clarrix Energy, LLC, for the periods ended prior to May, 2013, and for the Company only for the six months ended January 31, 2014. All intercompany balances and transactions have been eliminated in consolidation.

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

January 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 2014 and July 31, 2013, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At January 31, 2014 and July 31, 2013, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of January 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 219,815,338 shares which include $239,755 of debt and accrued interest convertible into shares of the Company’s common stock.

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

January 31, 2014

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  As of January 31, 2013, the Company determined that the carry amount of its goodwill exceeded it future value and recorded impairment in the amount of $325,915 at that time.

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

January 31, 2014

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

The carrying value of cash, accounts payables, due to related party, notes payable, and convertible notes approximates their fair values due to their short-term maturities.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net income of $495,665 for the six months ended January 31, 2014 due mainly to a gain on derivatives of $1,361,875; and an accumulated deficit during the development stage of $10,247,626 at January 31, 2014.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 3 Going Concern (continued)

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	The Company is seeking third party debt and/or equity financing;
•	The Company is cutting operating costs, and
•	As described in Note 7, the Company has been involved in numerous acquisitions with the intent of achieving a level of profitability

Note 4 Notes Payable

The following details the significant terms and balances of convertible notes payable, net of debt discounts:

	January 31, 2014	July 31, 2013
Convertible promissory note dated May 9, 2013, bearing interest at a rate of 8% per annum, maturing February 13, 2014 convertible at a 55% discount to the average of the six lowest ten-day trading prices at date of conversion. The note was fully converted at January 31, 2014.	-	27,140
Judgment payable dated July 2010, bearing interest at a rate of 8% per annum	12,500	12,500
Convertible promissory note dated March 15, 2013, bearing interest at a rate of 8% per annum, maturing February 13, 2014 convertible at a 55% discount to the average of the six lowest ten-day trading prices at date of conversion. The note has been fully converted at January 31, 2014.	-	63,896
Convertible promissory note dated September 3, 2013, bearing interest at a rate of 8% per annum, maturing June 5, 2014 convertible at a 55% discount to the average of the six lowest ten-day trading prices at date of conversion.	37,500	-
Convertible promissory note dated September 13, 2013, bearing interest at a rate of 8% per annum, maturing March 31, 2014 convertible at a 50% discount to the average of the two lowest volume weighted average prices The note was fully converted at January 31, 2014.	-	-
Convertible promissory note dated September 13, 2013, bearing interest at a rate of 8% per annum, maturing March 31, 2014 convertible at a 50% discount to the average of the two lowest volume weighted average prices. The note was fully converted at January 31, 2014.	-	-
Convertible promissory note dated November 7, 2013, bearing interest at a rate of 8% per annum, maturing November 6, 2014 convertible at a fixed price of $0.00015 per share. $23,500 of the note was converted at January 31, 2014.	17,637	-

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 4 Notes Payable (continued)

	January 31, 2014	July 31, 2013
Convertible promissory note dated November 1, 2013, bearing interest at a rate of 8% per annum, maturing December 31, 2014 convertible at a 50% discount to the average lowest price for five trading days prior to conversion. The carrying amount of the debt discount was $94,085 at January 31, 2014.	25,915	-
Total short term notes payable	93,552	103,536

Long-term notes payable
Note payable bearing interest at a rate of 5% per annum and maturing December 31, 2014. The carrying amount of the debt discount was $4,964 and $7,699, respectively.	6,791	4,056
Note payable bearing interest at a rate of 5% per annum and maturing December 31, 2014 convertible at a 50% discount to the average closing prices for the 5 trading days prior to the date of conversion. The carrying amount of the debt discount was $36,011 and $55,850, respectively.	34,489	14,650
Convertible promissory note dated May 1, 2013, bearing interest at a rate of 6% per annum, maturing May 1, 2014 convertible at a 50% discount to the average closing prices for the 5 trading days prior to the date of conversion The carrying amount of the debt discount was $27,916 and $33,945, respectively. This note was fully converted at January 31, 2014.	-	8,905
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. This note has been fully converted at January 31, 2014.	-	41,137
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. This note was fully converted at January 31, 2014.	-	41,137
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. This note was transferred to another lender at January 31, 2014	-	41,137
Convertible promissory note dated May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. This note has been fully converted at January 31, 2014.	-	41,137
Convertible promissory note dated May 1, 2013, bearing interest at a rate of 6% per annum, maturing May 1, 2014 convertible at a 55% discount to the average of the six lowest ten-day trading prices at date of conversion. This note was transferred to another lender at January 31, 2014	-	40,000
3-year note to acquire Pharmajanes	50,000	50,000
3-year note to acquire Smartpay	30,000	30,000
Total long-term notes payable	$ 121,280	$ 312,159
Total notes payable	$ 214,832	$ 415,695

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 5 Derivative Liabilities

The Company has various convertible instruments outstanding more fully described in Note 4. Due to an amendment effective in January, 2014, increasing the authorized number of common shares to 5.0 billion, the Company has determined that it will have sufficient authorized common shares at a given date to settle any other of its share-settleable instruments.

As a result of conversion of notes payable described in Note 4, the Company reclassified $684,887 of derivative liabilities to equity, new liabilities totaled $822,951 and the change in fair value of derivatives was $1,204,580.

As of July 31, 2013, the fair value of the Company’s derivative liabilities was $2,643,904 and $2,205,740 was recognized as a gain on derivatives due to change in fair value of the liability during the year ended July 31, 2013.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at July 31, 2013	$2,643,904
Additions	822,951
Change in fair value	(1,204,580)
Deletions	(684,887)
Balance at January 31, 2014	$1,577,388

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$1,204,580
Gain on discount	157,295
Derivative expense	(585,452)
Balance for six months ended January 31, 2014	$776,423

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.17% - 0.19%
Expected volatility	151% - 700%
Expected life	0.30-1year

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 6 Stockholders’ Equity (Deficit)

In August 2013, the Company converted $59,925 of notes into 267,842,856 shares of Common Stock.

In September 2013, the Company converted $149,320 of notes into 507,600,535 shares of Common Stock.

In September 2013, the Company reinstated $50,000 of notes and collected 867,020 shares of Common Stock.

In October 2013, the Company converted $116,729 of notes into 563,875,571 shares of Common Stock.

In November 2013, the Company converted $31,078 of notes into 172,905,086 shares of Common Stock.

In December 2013, the Company converted $53,578 of notes into 397,905,286 shares of Common Stock.

In January 2014, the Company converted $109,983 of notes into 548,696,490 shares of Common Stock.

As a result of these transactions, there were 3,284,360,845 common shares issued and outstanding and 5,000,000 preferred shares issued and outstanding at January 31, 2014.

Note 7 Subsequent Events

Subsequent to the quarter ending January 31, 2014, the Company converted notes payable principal of $115,359 into 269,060,401 common shares. As of March 17 2014, there were 3,553,421,246 shares of our common stock outstanding, held by 142 shareholders of record.

On February 18, 2014, the Company borrowed $67,000 each from two unrelated parties and issued two promissory notes dated that date in the principal amount of $67,000 each, due February 18, 2015, with interest at 8 percent. The Company received net proceeds of $65,000 from each lender after payment of related fees and charges.  Each note is convertible into common shares at the election of the holder at the lesser of $0.002 per share or at a rate equal to 54 percent of the two lowest volume weighted average for the stock for the ten trading days prior to the conversion.

In February, 2014, the Company borrowed a total of $47,500 from an unrelated third party, receiving net proceeds of $45,000 after the payment of legal fees of the lender.  The Company issued its convertible promissory note in the principal amount of $47,500 due November 14, 2014 at 8 percent interest due at maturity.  The note is convertible after 180 days from the date of issue at the election of the holder into common stock at a conversion rate equal to 45 percent of the lowest 3 day trading price for the common stock for the 10 trading days prior to the conversion.

In  March, 2014, the Company announced the agreement in principal to merge with SK3 Group, Inc. (SKTO Pink). A Merger Agreement is being prepared and is expected to be signed in early April, following which a registration statement will be filed for the common shares to be issued in the merger.

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

Our Business

Alternative Energy Partners, Inc. (the “Company” or “AEGY”) was organized under the laws of the State of Florida on April 28, 2008. We formed our company for the purpose of establishing renewable fuel sources initially within the State of Florida. Ethanol was our initial intended product and we intend to establish other alternative energy products and services including, but not limited to, solar-thermal energy production, energy management controls, and more. Our intended original products, while not technically difficult to produce, must meet all regulatory requirements prior to being marketed. Moreover, there are a multitude of competitive products already in the market place. Due to the competitive nature of the market and our continuing capital requirements, we expanded our initial plan to include solar and thermal projects, with the acquisition of Sunarias Corporation on May 18, 2010 and Shovon, LLC on July 9, 2010.  During the year ended July 31, 2013 and to date, we continued our business development activities with the acquisition of Clarrix Energy, LLC, an energy management company, but decided to close its operations in May, 2013 in order to concentrate our efforts and limited funds on PharmaJanes™ and Simple PrePay™, acquired in May, 2013.

Current Business of the Company

We are a holding company engaged in the business of providing support and management to entities operating in the medical marijuana space, currently only in California. In May, 2013, the Company agreed to acquire the PharmaJanesTM marketing operation from iEquity Corp. and changed its business model to focus on the medical marijuana marketing space.

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

Combined with the PharmaJanes™ on-line and smart phone ordering platform, medical marijuana patients will be able to order, process and pay for their authorized needs, in a simple, safe and secure ordering and payment interface. Local licensed collectives or other licensed medical marijuana providers in the home state of the end user, will then fulfill the orders provided through this new system, in full compliance with state and local laws and ordinances.  The Company itself will act solely as a background ordering and payment service, and will not be cultivating, shipping, delivering, or otherwise handling the medical marijuana, all of which will be handled directly by collectives or other providers licensed and authorized in the state in which the delivery is both authorized and completed.

PharmaJanesTM will act solely as an expediter and processor of the authorized orders, and Simple PrepayTM will provide the secure payment platform, while the actual fulfillment function will be done entirely within the particular collective.

In early March, 2014, we announced an agreement in principal to merge with SK3 Group, Inc. (OTC Pink: SKTO) Final terms of the merger are still being worked out and a merger agreement is expected to be signed by early April, 2014, but the basic terms of the agreed merger call for SKTO and AEGY to merge into a newly formed holding company which will integrate the separate operations of both companies.  Shareholders of each constituent party to the merger will receive shares of the new holding company, which will succeed to the SEC reporting obligation of AEGY and which will apply for a new trading symbol, a new CUSIP number, and continued electronic trading status with the Depository Trust Company.  The final exchange rate for the common shares of AEGY and SKTO will be based on the volume weighted average market value of each company on the record date, which has not yet been determined.

The previously announced dividend of the 30 million shares of AEGY held by SKTO will be accounted for in the merger by treating those shares as held proportionately by the SKTO shareholders as of the record date.  Closing of the proposed merger will require the new holding company to register the shares to be issued in the merger to the shareholders of both AEGY and SKTO, and SKTO has retained an independent accounting firm to conduct an audit of its books as the first required step in the registration process.  The audit is expected to take approximately thirty days from start to finish, after which the registration statement will be filed for review by the SEC.

The merger agreement also is expected to be completed and signed by early April, 2014 at which time more details of the terms and the timing of the merger can be disclosed.  As a result of the merger, the Boards of Directors of the two companies will be restructured and combined into a new Board of Directors in the surviving holding company.

Employees

Mario Barrera currently is our Chairman, President and CEO and sole officer.  He is not an employee of the company and is not paid as an employee.  Currently, we have no paid employees, full or part-time, and rely on paid consultants to provide necessary services.

Results of Operations for Three and Six Months Ended January 31, 2014 and 2013.

For the three months ended January 31, 2014 and 2013, the Company had no revenues.  For the three months ended January 31, 2014 and 2013, we incurred operating expenses of $73,837 and $397,975, respectively, and we had net income (losses) of $275,536 and ($451,815), respectively.  Our activities have been attributed primarily to business development.

For the six months ended January 31, 2014 and 2013, the Company had no revenues. For the six months ended January 31, 2014 and 2013, we incurred operating expenses of $153,427 and $468,200, respectively, and we had net income (losses) of $495,665 and ($614,513), respectively. Since inception, has incurred cumulative net losses of $10,247,626. Our activities have been attributed primarily to business development.

Liquidity and Capital Resources and Going Concern

As shown in the accompanying financial statements, for the six months ended January 31, 2014 and 2013 and since April 28, 2008 (date of inception) through January 31, 2014, the Company has had net income (losses) of $495,665 ($614,513) and ($10,247,626), respectively. As of January 31, 2014, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of January 31, 2014, we had an accumulated deficit of $10,247,626 and a working capital deficit of $1,761,077.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

If we are unable to secure additional financing to cover our operating losses until breakeven operations can be achieved, there is no assurance that we will be able to continue as a going concern. Our independent registered public accounting firm included an “Emphasis at a matter” paragraph regarding going concern in its report on our audited financial statements for the year end July 31, 2013.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies, Convertible Notes Payable, Derivative Liabilities, and Assumptions

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

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended January 31, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any other litigation either as plaintiffs or defendants and we have no knowledge of any other threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2014, we issued 1,339,318,962 common shares resulting from conversions of outstanding notes resulting in total common shares outstanding at January 31, 2014 of 2,164,853,983 shares.

Item 3. Defaults Upon Senior Securities

There were no defaults on any debt or senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the quarter ended January 31, 2014.

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

Alternative Energy Partners, Inc.

Date: March 24, 2014

/s/ Mario Barrera

Mario Barrera

President

/s/ John F. Burke

John F. Burke

Consulting Principal Accounting Officer