Form 10-Q
period 2014-04-30
Alternative Energy Partners, Inc.
filed 2014-06-23
CIK 1446896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: April 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 17, 2014, there were 4,111,795,133 shares of our common stock outstanding.

Alternative Energy Partners, Inc.

(A Development Stage Company)

April 30, 2014

TABLE OF CONTENTS

		Page No.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets – As of April 30, 2014 (Unaudited) and July 31, 2013	F-1

 Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2014 and 2013 (Unaudited), and for the period from April 28, 2008 (inception) to April 30, 2014 (Unaudited)

		F-2
	Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2014 and 2013 (Unaudited), and for the period from April 28, 2008 (inception) to April 30, 2014 (Unaudited)	F-3
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Controls and Procedures	5
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Submission of Matters to a Vote of Security Holders	6
Item 5.	Other Information	6
Item 6.	Exhibits	6
	Signatures	6

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

Item 1. Financial Statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	April 30, 2014	July 31, 2013
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 155,108	$ -
Prepaid expenses	8,159	-
Total Assets	$ 163,267	$ -
Liabilities & Stockholders' Deficit
Current Liabilities
Bank overdraft	-	93
Accounts payable	64,224	67,615
Loans payable	12,500	12,500
Due to third party	1,000	-
Notes payable, net of debt discount of $210,213 and $83,686	186,880	91,036
Accrued interest	15,210	26,003
Derivative liability	391,483	2,643,904
Total Current Liabilities	671,297	2,841,151
Lon-term Liabilities
Notes payable, long-term, net of debt discount of $0 and $97,494	65,200	312,159
Total Liabilities	736,497	3,153,310
Stockholder's Deficit
Common Stock, $0.001 par value, 5,000,000,000 shares authorized
3,561,697,072 and 826,402,041 shares issued and outstanding as of April 30, 2014 and July 31, 2013, respectively.	3,561,697	826,402
Preferred stock, $0.001 par value, 5,000,000 shares authorized and outstanding as of April 30, 2014 and July 31, 2013, respectively.	5,000	5,000
Additional paid in capital	4,840,648	6,758,575
Deficit accumulated during the development stage	(8,980,575)	(10,743,287)
Total Deficit	(573,230)	(3,153,310)
Total Liabilities and Stockholders' Deficit	$ 163,267	$ -

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		For the Period from April 28, 2008 (Inception) to April 30, 2014
	2014	2013	2014	2013
Revenues	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-
General & Administrative
Consulting fees-related parties	74,500	30,000	194,500	103,679	4,315,231
Impairment loss	-	-	-	304,129	2,589,549
Promotional and marketing	-	-	-	-	129,491
Professional fees	12,120	2,500	55,140	14,450	187,467
Salaries and wages	-	-	-	-	57,414
Other general and administrative	14,850	9,194	6,261	52,698	278,507
Total Expenses	101,470	41,694	255,901	474,956	7,557,659
Net loss before other income (expense)	(101,470)	(41,694)	(255,901)	(474,956)	(7,557,659)
Interest and finance expense	(69,963)	(78,055)	(197,293)	(222,414)	(899,518)
Gain from debt settlement	15,000	21,980	15,000	21,980	15,000
Derivative expense	(462,178)	-	(1,047,630)	-	(1,602,427)
Gain (loss) from discontinued operations	-	(13,888)	-	(53,041)	6,776
Change in fair value on derivatives	1,886,666	60,952	3,248,541	64,415	1,057,253
Net income (loss) before income taxes	1,268,055	(50,705)	1,762,716	(664,016)	(8,980,575)
Income tax expense	-	-	-	-	-
Net income (loss)	$ 1,268,055	$ (50,705)	$ 1,762,716	$ (664,016)	$ (8,980,575)
Net income (loss) per share - basic	$ 0.00	$ (0.00)	$ 0.00	$ (0.01)
Weighted average number of shares outstanding during the period - basic	2,499,236,224	264,101,797	3,495,426,011	70,753,724
Net income (loss) per share - diluted	$ 0.00	$ (0.00)	$ 0.00	$ (0.01)
Weighted average number of shares outstanding during the period - diluted	2,681,996,225	264,101,797	3,678,186,012	70,753,724

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended April 30, 2014	For the Nine Months Ended April 30, 2013	For the Period from April 28, 2008 (Inception) to April 30, 2014
OPERATING ACTIVITIES:
Net Income (loss)	$ 1,762,716	$ (664,016)	$ (8,980,575)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discounts and financing fees	136,383	71,760	864,599
Impairment of long-lived assets	-	304,129	2,589,549
Gain on discontinued operations	-	-	(85,209)
Shares issued for services	-	-	3,505,131
Gain on settlement of liabilities	(15,000)	(21,981)	(15,715)
Change in fair value on derivatives	(3,248,541)	(64,415)	(502,456)
Derivative expense	1,047,630	159,132	1,047,630
Non-cash expenses-related party	-	-	5,945
Deposits	-	(5,000)	5,000
Other current assets	8,159	2,221	(16,069)
Increase in accrued liabilities
Accounts payable and accrued expenses	143,278	184,476	832,149
Accrued interest	32,076	16,688	68,976
Net Cash Used in Operating Activities	(133,299)	(17,006)	(681,045)
INVESTING ACTIVITIES:
Advances to related party	-	-	(4,500)
Net Cash Used in Investing Activities	-	-	(4,500)
FINANCING ACTIVITIES:
Proceeds from convertible notes payable	287,500	18,250	747,050
Proceeds (to) from related party	-	-	(21,847)
Proceeds from third party	1,000	-	1,000
Proceeds from issuance of stock	-	-	114,450
Bank overdraft	(93)	-	-
Net Cash Provided by Financing Activities	288,407	18,250	840,653
Net Increase in Cash	155,108	1,244	155,108
Cash, beginning of period	-	199	-
Cash, end of period	$ 155,108	$ 1,443	$ 155,108
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Stocks issued in connection with acquisitions	$ -	$ -	$ 2,199,375
Conversion of notes payable to stock	$ 412,028	$ 34,567	$ 688,727
Conversion of accrued interest to stock	$ 14,712	$ -	$ 18,731
Accounts payable converted to notes payable	$ 120,000	$ 30,000	$ 657,897

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Alternative Energy Partners, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended April 30, 2014 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the three and nine months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ended July 31, 2014. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 31, 2013 filed with the Commission on November 13, 2013.

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

In May, 2013, we acquired the PharmaJanesTM marketing operation and related intellectual property from iEquity Corp. and changed our business model to focus purely in the medical marijuana marketing space.  We will be changing our name to PharmaJanes, Inc during the current fiscal year. PharmaJanes™ has developed a web and phone application that allows individuals to place orders for medical marijuana through a website and smart phone application anywhere such a transaction is legal in the United States.  The purpose of PharmaJanes™ is to give patients a simple ordering platform, while allowing local collectives to service the orders in compliance with state and local laws and ordinances.  PharmaJanesTM will act solely as an expediter and processor of the orders, and the fulfillment function will be done entirely within the particular state of residence of the purchaser, by licensed collectives or other licensed medical marijuana providers in that state.

PharmaJanes™ currently has over multiple marketing contracts in place for this service and will be the exclusive point-of sale for the collectives under contract.  .  Since the acquisition, we have established our new web site and ordering platform at www.pharmajanes.com, which currently is available only in California for California residents.  The acquisition of the PharmaJanes intellectual property and business was closed on May 31, 2013 in exchange for our promissory note payable to iEquity Corp. in the amount of $50,000, due in nine years at 8 percent interest and convertible after nine months at the election of the Holder at 50 percent of the closing market price of our common stock at the date of closing, May 31, 2013, or a conversion price of $0.00105. We also acquired the Simple PrepayTM merchant payment solution from iEquity Corp in May 2013.  The Simple PrepayTM system was developed to offer dispensaries, collectives, and delivery services for medical cannabis, a convenient payment solution.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 2  Nature of Operations and Summary of Significant Accounting Policies (continued)

Medical marijuana patients are able to upload funds onto their Simple PrepayTM account via a smart phone application or via a website, allowing them to purchase their medical cannabis needs with privacy and simplicity.  Our website at www.simpleprepay.com is in the development stages and is expected to go live shortly. The acquisition of the Simple PrepayTM intellectual property and business was closed on May 31, 2013 in exchange for our promissory note payable to iEquity Corp. in the amount of $30,000, due in nine years at 8 percent interest and convertible after nine months at the election of the Holder at 50 percent of the closing market price of our common stock at the date of closing, May 31, 2013, or a conversion price of $0.00105.

We also signed an agreement with SK3 Group, Inc. to become the exclusive on-line and smart phone ordering and marketing platform for collectives managed through the SK3 Group system.  Members of the collectives managed by SK3 Group will be able to order their medical cannabis needs through PharmaJanesTM    We agreed to issue a total of 100 million shares of our common stock to SKTO for this exclusive agreement, valued at $30,000 based on the closing market price for the stock on the date of the Agreement, and also undertook to register the planned distribution of the shares by SKTO to its shareholders.  The shares are to be issued when the registration statement becomes effective. We have not yet filed the agreed to registration statement due to cost factors and the need to complete the fiscal year end audit, and have subsequently agreed to merge with SK3 Group, Inc.  The unissued shares will be accounted for in the merger.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include Alternative Energy Partners, Inc. and its former wholly-owned subsidiary Clarrix Energy, LLC, for the periods ended prior to May, 2013, and for the Company only for the nine months ended April 30, 2014. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and which is heavily regulated by both state and federal regulators. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

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

April 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At April 30, 2014 and July 31, 2013, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At April 30, 2014 and July 31, 2013, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of April 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 182,760,001 shares which include $266,017 of debt and accrued interest convertible into shares of the Company’s common stock.

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

April 30, 2014

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

April 30, 2014

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

Note 3 Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a net income of $1,762,716 for the nine months ended April 30, 2014 due mainly to a gain on derivatives of $3,248,541 and an accumulated deficit during the development stage of $8,980,575 at April 30, 2014. The Company had a loss from operations for the nine months ended April 30, 2014of $255,901.

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 3 Going Concern (continued)

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  In response to these problems, management has taken the following actions:

•	The Company is seeking third party debt and/or equity financing;
•	The Company is cutting operating costs, and
•	As described in Note 2, the Company has been involved in numerous acquisitions with the intent of achieving a level of profitability

Management believes the current cash on hand at April 30, 2014 is sufficient to maintain current operations for at least one year.

Note 4 Notes Payable

The following details the significant terms and balances of convertible notes payable, net of debt discounts:

	April 30, 2014	July 31, 2013
Convertible promissory note for $27,140 dated May 9, 2013, bearing interest at a rate of 8% per annum, maturing February 13, 2014 convertible at a 55% discount to the average of the nine lowest ten-day trading prices at date of conversion. The note was fully converted at April 30, 2014.	-	27,140
Judgment payable for $12,500 dated July 2010, bearing interest at a rate of 8% per annum	12,500	12,500
Convertible promissory note for $63,896 dated March 15, 2013, bearing interest at a rate of 8% per annum, maturing February 13, 2014 convertible at a 55% discount to the average of the nine lowest ten-day trading prices at date of conversion. The note has been fully converted at April 30, 2014.	-	63,896
Convertible promissory note for $25,000 dated September 3, 2013, bearing interest at a rate of 8% per annum, maturing June 5, 2014 convertible at a 55% discount to the average of the nine lowest ten-day trading prices at date of conversion. This note has been fully converted at April 30, 2014.	-	-
Convertible promissory note dated for $25,000 September 13, 2013, bearing interest at a rate of 8% per annum, maturing March 31, 2014 convertible at a 50% discount to the average of the two lowest volume weighted average prices The note was fully converted at April 30, 2014.	-	-
Convertible promissory note dated for $25,000 September 13, 2013, bearing interest at a rate of 8% per annum, maturing March 31, 2014 convertible at a 50% discount to the average of the two lowest volume weighted average prices. The note was fully converted at April 30, 2014.	-	-
Convertible promissory note for $41,137 dated November 7, 2013, bearing interest at a rate of 8% per annum, maturing November 6, 2014 convertible at a fixed price of $0.00015 per share. This note has been fully converted at April 30, 2014.	-	-

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 4 Notes Payable (continued)

	April 30, 2014	July 31, 2013
Convertible promissory note dated for $120,000 November 1, 2013, bearing interest at a rate of 8% per annum, maturing December 31, 2014 convertible at a 50% discount to the average lowest price for five trading days prior to conversion. On march 3, 2014, this note was sold to Tangiers for principal of $120,000 plus interest of $2,393.	-	-
Convertible promissory note for $122,393 dated March 3, 2014, bearing interest at a rate of 8% per annum, maturing December 31, 2014 convertible at any time at the lesser of $0.0025 or 50% discount to the average lowest price for five trading days prior to conversion. The carrying amount of the debt discount was $96,966 and $0 respectively.	25,427	-
Convertible promissory note For $67,00 dated February 18, 2014, bearing interest at a rate of 8% per annum, maturing February 18, 2015 convertible at any time at the lesser of $0.002 or 54% discount to the average two lowest volume weighted average prices for the ten days prior to conversion. The carrying amount of the debt discount was $53,784 and $0 respectively.	13,216	-
Convertible promissory note for $67,000 dated February 18, 2014, bearing interest at a rate of 8% per annum, maturing February 18, 2015 convertible at any time at the lesser of $0.002 or 54% discount to the average two lowest volume weighted average prices for the ten days prior to conversion. The carrying amount of the debt discount was $53,784 and $0 respectively.	13,216	-
Convertible promissory note for $5,700 dated October 31, 2013, bearing interest at a rate of 8% per annum, maturing November 14, 2014 convertible after 180 days at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion. The carrying amount of the debt discount was $5,679 and $0 respectively.	21	-
Convertible promissory note for $ 47,500 dated February 12, 2014, bearing interest at a rate of 8% per annum, maturing November 14, 2014 convertible after 180 days at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion.	47,500	-
Convertible promissory note for $27,500 dated March 20, 2014, bearing interest at a rate of 8% per annum, maturing December 31, 2014 convertible after 180 days at a 55% discount to the average of the three lowest ten-day trading prices at date of conversion.	27,500	-
Convertible promissory note for $60,000 dated April 4, 2014, bearing interest at a rate of 8% per annum, maturing April 4, 2015 convertible after 180 days at a 50% discount to the lowest closing bid price for the fifteen days prior to conversion.	60,000	-
Total short term notes payable	199,380	103,536

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 4 Notes Payable (continued)

Long-term notes payable
Note payable for $11,755 bearing interest at a rate of 5% per annum and maturing December 31, 2014. The carrying amount of the debt discount was $0 and $7,699, respectively. This note has been fully converted at April 30, 2014.	-	4,056
Note payable for $70,500 bearing interest at a rate of 5% per annum and maturing December 31, 2014 convertible at a 50% discount to the average closing prices for the 5 trading days prior to the date of conversion. The carrying amount of the debt discount was $0 and $55,850, respectively. This note has been fully converted at April 30, 2014.	-	14,650
Convertible promissory note for $42,850 dated May 1, 2013, bearing interest at a rate of 6% per annum, maturing May 1, 2014 convertible at a 50% discount to the average closing prices for the 5 trading days prior to the date of conversion The carrying amount of the debt discount was $27,916 and $33,945, respectively. This note was fully converted at April 30, 2014.	-	8,905
Convertible promissory note dated for $41,137 May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. This note has been fully converted at April 30, 2014.	-	41,137
Convertible promissory note dated for $41,137 May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. This note was fully converted at April 30, 2014.	-	41,137
Convertible promissory note dated for $41,137 May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. This note was transferred to another lender at April 30, 2014	-	41,137
Convertible promissory note dated for $41,137 May 5, 2013, bearing interest at a rate of 8% per annum, maturing May 5, 2014 convertible at a fixed price of $0.00015. This note has been fully converted at April 30, 2014.	-	41,137
Convertible promissory note for $50,000 dated May 1, 2013, bearing interest at a rate of 6% per annum, maturing May 1, 2014 convertible at a 55% discount to the average of the nine lowest ten-day trading prices at date of conversion. This note was transferred to another lender at April 30, 2014	-	40,000
3-year note to acquire Pharmajanes (See note 2 for terms of the note)	35,200	50,000
3-year note to acquire Smartpay (See note 2 for terms of the note)	30,000	30,000
Total long-term notes payable	$ 65,200	$ 312,159
Total notes payable	$ 264,580	$ 415,695

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2014

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

As a result of conversion of notes payable described in Note 4, the Company reclassified $588,604 of derivative liabilities to equity, new liabilities totaled $1,584,724 and the change in fair value of derivatives was $3,248,541.

As of April 30, 2014, the fair value of the Company’s derivative liabilities was $391,483 and $2,200,910 was recognized as a gain on derivatives due to change in fair value of the liability during the year ended April 30, 2014.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at July 31, 2013	$2,643,904
Additions	1,584,724
Change in fair value	(3,248,541)
Deletions	(588,604)
Balance at April 30, 2014	$391,483

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$3,248,541
Gain on discount	-
Derivative expense	(1,047,630)
Balance for nine months ended April 30, 2014	$2,200,911

The fair values of derivative instruments were estimated using the Black Scholes pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.15% - 0.19%
Expected volatility	151% - 560%
Expected life	0.30-2 years

Alternative Energy Partners, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 6 Stockholders’ Equity (Deficit)

During the quarter ended April 30, 2014, the Company issued a total of 277,336,227 shares in conversion of $137,392 in convertible debt.

As a result of these transactions, there were 3,561,697,072 common shares issued and outstanding and 5,000,000 preferred shares issued and outstanding at April 30, 2014.

Note 7 Subsequent Events

On June 12, 2014, the Company was notified by the SEC that a trading suspension had been imposed on its common stock, as well as the common stock of SK3 Group, Inc., for a period commencing June 6, 2014 and ending on June 19, 2014.  Prior to the letter notice from the SEC advising of the trade suspension, the Company had had no contact from the SEC and had no knowledge of the trading suspension being imposed.  No reasons have been given for the suspension by the SEC other than a statement in the Commission’s Order imposing the suspension that full and adequate public information regarding the Company might not be available.  The Company has no knowledge of what information is believed not to be available and is current on its public disclosure obligations. The Company has contacted the Commission to inquire what concerns have been expressed but, to date, has not received a response from the Commission.  The Company is aware that many other publicly traded and reporting companies in the medical marijuana market space have received similar trading suspension, which have expired at the end of the suspension period with no further contact from the SEC, no requests of any kind from the SEC regarding the issues causing the suspension, and no explanation of the basis for the suspension.

On June 22, 2014, the Company signed a letter of intent with a Canadian reporting issuer under which the Company will be acquired by a newly formed subsidiary of the Canadian company, which will become a reporting issuer and then will apply for trading of its common stock on a Canadian exchange.  A subsequent listing application also will be filed for the Frankfort exchange.  The specific terms and structure of the transaction have not been finally determined and will be contained in a definitive agreement to be prepared and filed shortly.

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

The purpose of PharmaJanes™ is to give patients a simple ordering platform, while allowing local collectives to service the orders in compliance with state and local laws and ordinances.  PharmaJanesTM will act solely as an expediter and processor of the orders, and the fulfillment function will be done entirely within the particular state of residence of the purchaser, by licensed collectives or other licensed medical marijuana providers in that state

PharmaJanes™ currently has annual marketing contracts in place with many collectives for this service and will be the exclusive point-of sale for the collectives under contract.  The Company also has signed an agreement with SK3 Group, Inc.  to become the exclusive on-line and smart phone ordering platform for Collectives managed through the SK3 Group system.  Members of the Collectives managed by SK3 Group will soon be able to order their medical cannabis needs through PharmaJanesTM.

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

In early March, 2014, we announced an agreement in principal to merge with SK3 Group, Inc. (OTC Pink: SKTO) Final terms of the merger are still being worked out and a merger agreement was signed on April 3, 2014. The basic terms of the agreed merger call for SKTO and AEGY to merge into a newly formed holding company, already formed in Colorado, which will integrate the separate operations of both companies.  Shareholders of each constituent party to the merger will receive shares of the new holding company, which will succeed to the SEC reporting obligation of AEGY and which will apply for a new trading symbol, a new CUSIP number, and continued electronic trading status with the Depository Trust Company.  The final exchange rate for the common shares of AEGY and SKTO will be based on the volume weighted average market value of each company on the record date, which has not yet been determined.

The previously announced dividend of the 100 million shares of AEGY to be issued to SKTO will be accounted for in the merger by treating those shares as held proportionately by the SKTO shareholders as of the record date.  Closing of the proposed merger will require the new holding company to register the shares to be issued in the merger to the shareholders of both AEGY and SKTO, and SKTO has retained an independent accounting firm to conduct an audit of its books as the first required step in the registration process.  The audit is expected  to be completed in July, 2014after which the registration statement will be filed for review by the SEC.

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

Results of Operations for Three and Nine Months Ended April 30, 2014 and 2013.

For the three months ended April 30, 2014 and 2013, the Company had no revenues.  For the three months ended April 30, 2014 and 2013, we incurred operating expenses of $101,470 and $41,694, respectively, and we had net income (losses) of $1,268,055 and ($50,705), respectively.  Our activities have been attributed primarily to business development.

For the nine months ended April 30, 2014 and 2013, the Company had no revenues. For the nine months ended April 30, 2014 and 2013, we incurred operating expenses of $255,901 and $474,956, respectively, and we had net income (losses) of $1,762,716 and ($664,016), respectively. Since inception, has incurred cumulative net losses of $8,980,576. Our activities have been attributed primarily to business development.

Liquidity and Capital Resources and Going Concern

As shown in the accompanying financial statements, for the nine months ended April 30, 2014 and 2013 and since April 28, 2008 (date of inception) through April 30, 2014, the Company has had net income (losses) of $1,762,716 ($664,016) and ($8,980,575), respectively. As of April 30, 2014, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

We have incurred significant net losses and negative cash flows from operations since our inception.  As of April 30, 2014, we had an accumulated deficit of $8,980,575 and a working capital deficit of $508,031

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

If we are unable to secure additional financing to cover our operating losses until breakeven operations can be achieved, there is no assurance that we will be able to continue as a going concern. Our independent registered public accounting firm included a paragraph regarding going concern in its report on our audited financial statements for the year end July 31, 2013.

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

Changes in Internal Control Over Financial Reporting

The Company has not made any changes in its internal control over financial reporting during the quarter ended April 30, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of our officers or directors are involved in any other litigation either as plaintiffs or defendants and we have no knowledge of any other threatened or pending litigation against us or any of our officers or directors.

On June 12, 2014, the Company was notified by the SEC that a trading suspension had been imposed on its common stock, as well as the common stock of SK3 Group, Inc., for a period commencing June 6, 2014 and ending on June 19, 2014.  Prior to the letter notice from the SEC advising of the trade suspension, the Company had had no contact from the SEC and had no knowledge of the trading suspension being imposed.  The Commission’s Order imposing the suspension stated among other things that full and adequate public information regarding the Company might not be available.  The Company is current on its public disclosure obligations. The Company is aware that many other publicly traded and reporting companies in the medical marijuana market space have received similar trading suspension, which have expired at the end of the suspension period..  The Company is committed to cooperating with the SEC to assist in any inquiry into this subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended April 30, 2014, we issued 2,735,295,032 common shares resulting from conversions of outstanding notes resulting in total common shares outstanding at April 30, 2014 of 3,561,697,072 shares.

Item 3. Defaults Upon Senior Securities

There were no defaults on any debt or senior securities outstanding during th quarter ended April 30, 2014.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the quarter ended April 30, 2014.

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

Date: June 23, 2014

/s/ Mario Barrera

Mario Barrera

President